Form 10-Q
period 1996-03-31
MILES HOMES INC
filed 1996-05-14
CIK 890523

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               --------------
                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                       to
                               ---------------------    ---------------------

                         Commission file number 0-20832
                                                -------

                                MILES HOMES, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                              41-1625724
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

20 Realty Drive, Cheshire, Connecticut                                55446-0106
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                 (203) 271-0011
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

       Shares of Common Stock outstanding as of May 10, 1996:  10,810,193

                                MILES HOMES, INC.

                               INDEX TO FORM 10-Q


PART I.   FINANCIAL INFORMATION                                         PAGE NO.

  ITEM 1. FINANCIAL STATEMENTS:
          Consolidated Balance Sheets as of March 31,                      3
          1996 and December 31, 1995.

          Consolidated Statements of Operations for the                    4
          three months ended March 31, 1996 and 1995

          Consolidated Statements of Cash Flows for the                    5
          three months ended March 31, 1996 and 1995

          Notes to Consolidated Financial Statements                       6-10


  ITEM 2. Management's Discussion and Analysis of Financial                11-13
          Condition and Results of Operations


PART II.  OTHER INFORMATION

  ITEM 5. OTHER INFORMATION                                                14

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 14

                                MILES HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                ($ IN THOUSANDS)

                                                   (Unaudited)
                                                    March 31,     December 31,
                                                      1996            1995
                                                  ------------    ------------
ASSETS
Cash and cash equivalents                             $  4,203        $  2,838
Notes receivable, net                                   27,411          35,074
Receivable from related parties                            506             466
Inventory                                                8,094           6,958
Prepaid expenses and other assets                       11,726           7,024
Deposits                                                 9,407           8,644
Real estate owned                                        3,987           2,943
Property, plant and equipment, net                       8,590           6,416
Property held for sale, net                              1,091           5,144
Assets of discontinued operations                        4,858           7,663
Intangible assets, net                                   2,378           2,492
                                                      --------        --------
    Total assets                                      $ 82,251        $ 85,662
                                                      --------        --------
                                                      --------        --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                      $  5,628        $  6,414
Accrued construction costs and unearned
  revenue on sold notes receivable                      17,221          14,113
Accrued expenses                                         8,135           9,867
Customer deposits                                          867             857
12% Senior notes                                        44,250          44,215
Notes payable                                            3,687           3,634
Capital lease obligations                                1,074           1,244
                                                      --------        --------
    Total liabilities                                   80,862          80,344
                                                      --------        --------
Commitments and contingencies (Note 7)

Stockholders' equity:
Common Stock; par value $.10, 25,000,000 shares
  authorized, 10,810,193 shares outstanding              1,081           1,081
Paid in capital                                         47,384          47,384
Accumulated deficit                                    (47,076)        (43,147)
                                                      --------        --------
    Total stockholders' equity                           1,389           5,318
                                                      --------        --------
Total liabilities and stockholders' equity            $ 82,251        $ 85,662
                                                      --------        --------
                                                      --------        --------


           See Accompanying Notes to Consolidated Financial Statements

                                MILES HOMES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDING MARCH 31, 1996 AND 1995
                     ($ IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (Unaudited)

                                                       1996            1995
                                                    ----------      ----------
Net housing revenue                                 $    9,587      $    7,799
Financial services revenue                                 841           2,004
                                                    ----------      ----------
 Total revenue                                          10,428           9,803

Costs and expenses:
 Cost of sales                                           6,900           5,494
 Selling                                                 2,577           1,951
 General & administrative                                3,708           3,443
 Provision for credit losses                               359             330
 Interest expense                                        1,593           2,468
 Other (income) expense                                   (468)              5
                                                    ----------      ----------
Income (loss) from continuing operations
  before income taxes                                   (4,241)         (3,888)

Income tax benefit (provision)                               0           1,555 (1)
                                                    ----------      ----------

Income (loss) from continuing operations                (4,241)         (2,333)

Discontinued operations-Patwil Homes, Inc.
  Income (loss) from operations                            312            (944)
                                                    ----------      ----------
Net income (loss)                                   $   (3,929)     $   (3,277)(1)
                                                    ----------      ----------
                                                    ----------      ----------
Earnings per common share:
 Income (loss) from continuing operations           $    (0.39)     $    (0.21)
 Income (loss) from discontinued operations               0.03           (0.09)
                                                    ----------      ----------
 Net income (loss)                                  $    (0.36)     $    (0.30)(1)
                                                    ----------      ----------
                                                    ----------      ----------
Weighted average number of
  common shares outstanding                         10,810,193      10,810,193
                                                    ----------      ----------
                                                    ----------      ----------


(1)This benefit was reversed in its entirety in the second quarter of 1995. Had the Company not recorded this benefit, the net loss would have been $4,832 or $0.45 per share.


           See Accompanying Notes to Consolidated Financial Statements

                                MILES HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDING MARCH 31, 1996 AND 1995
                                ($ IN THOUSANDS)
                                   (Unaudited)

                                                       1996            1995
                                                    ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                            $   (3,929)     $   (3,277)
                                                    ----------      ----------
Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Depreciation and amortization                            375             525
  Provision for credit losses                              359             330
  Provision for sales promotions and incentives            698             875
  Loss (gain) on sale of property,
    equipment and land                                    (156)             14
  Discontinued operations                                 (312)            944
Decrease (increase) in other operating
  assets (Note 9)                                       (3,684)         (1,515)
Increase (decrease) in other operating
  liabilities (Note 9)                                   3,749             (33)
                                                    ----------      ----------
  Total adjustments                                      1,029           1,140
                                                    ----------      ----------
  Net cash provided (used) by operating
    activities of:
    Continuing operations                               (2,900)         (2,137)
    Discontinued operations                               (722)           (388)
                                                    ----------      ----------
  Net cash provided (used) by operating activities      (3,622)         (2,525)
                                                    ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES

Amortization of mortgage loan servicing  rights          2,083               0
Proceeds from sales of property,
  equipment and land                                     5,333             177
Purchase of property, equipment and land                (2,295)           (553)
                                                    ----------      ----------
  Net cash provided (used) by investing activities       5,121            (376)
                                                    ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments on notes payable-revolver                --         (31,077)
Borrowings on notes payable-revolver                        --          33,400
Borrowings on notes payable-other                           36              --
Principal payments on capital leases                      (170)           (165)
Deferred debt issue cost                                    --             (26)
                                                    ----------      ----------
  Net cash provided by financing activities               (134)          2,132
                                                    ----------      ----------
Net change in cash and cash equivalents                  1,365            (769)

Cash and cash equivalents-beginning of period            2,838           1,301
                                                    ----------      ----------
Cash and cash equivalents-end of period             $    4,203      $      532
                                                    ----------      ----------
                                                    ----------      ----------

Supplemental disclosures of cash flow information:
 Interest paid                                      $      133      $    3,187
 Income taxes paid (refunded), net                  $      (33)     $        6


See Accompanying Notes to Consolidated Financial Statements.

                                MILES HOMES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1--BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996, the results of operations for the three months ended March 31, 1996 and 1995 and cash flows for the three months ended March 31, 1996 and 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1995 Annual Report on Form 10-K.

     The Company is a holding company whose only significant assets are its investment in its wholly-owned operating subsidiaries Miles Homes Services, Inc. ("Miles Homes") and its wholly-owned subsidiary, Plymouth Capital Company, Inc. ("Plymouth Capital"), and Patwil Homes, Inc. ("Patwil Homes"). The combined assets, liabilities, earnings and equity of Miles Homes, Patwil Homes and Plymouth Capital are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. Accordingly, separate financial statements and other disclosures concerning Miles Homes, Patwil Homes and Plymouth Capital are not deemed to be material to investors.
In November 1995, the Company announced the close down of the Patwil Homes business (see "Discontinued Operations").

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's Annual Report on Form 10-K.

     Certain reclassifications have been made to the results of operations and statements of cash flows for the three months ended March 31, 1995 to conform to the presentation for the three months ended March 31, 1996.

NOTE 2--NOTES RECEIVABLE:

     Notes receivable at March 31, 1996 and December 31, 1995 are as follows (in thousands):

                                                     March 31,    December 31,
                                                       1996           1995
                                                    ----------    ------------
Contractual value of notes receivable                 $ 44,530        $ 51,010
Less: unearned income                                  (12,442)         (9,535)
                                                      --------        --------
    Total                                               32,088          41,475
Less:
Allowance for sales promotion and incentives            (3,871)         (4,777)
Allowance for credit losses                               (643)         (1,371)
Deferred loan processing fees, net                        (163)           (253)
                                                      --------        --------
    Notes receivable, net                             $ 27,411        $ 35,074
                                                      --------        --------
                                                      --------        --------

NOTE 3--INVENTORY:

     Inventory at March 31, 1996 and December 31, 1995 are as follows (in thousands):

                                                     March 31,    December 31,
                                                       1996           1995
                                                    ----------    ------------
Raw materials                                           $4,794        $4,282
Speculation and model homes                              3,300         2,676
                                                        ------        ------
    Inventory                                           $8,094        $6,958
                                                        ------        ------
                                                        ------        ------

NOTE 4--DEPOSITS:

     Deposits at March 31, 1996 and December 31, 1995 consist of approximately $8.7 million and $7.9 million, respectively, of net holdback funding pursuant to the terms of the Construction Loan Purchasing and Servicing Agreement dated April 14, 1995. Additionally, at March 31, 1996 and December 31, 1995, approximately $731,000 and $720,000, respectively, relate to lease and other deposits.


NOTE 5--INCOME TAXES:

     Significant components of deferred income taxes at March 31, 1996 and December 31, 1995 are as follows (in thousands):

                                                     March 31,    December 31,
                                                       1996           1995
                                                    ----------    ------------
Credit and refinancing allowances                     $  3,611        $  4,015
Goodwill                                                 1,957           1,972
Net operating loss carryforward                          9,225           6,748
Other, net                                               1,437           1,923
                                                      --------        --------
  Total gross deferred tax assets                       16,230          14,658
  Less valuation allowance                             (16,230)        (14,658)
                                                      --------        --------
    Deferred income taxes                             $    -0-        $    -0-
                                                      --------        --------
                                                      --------        --------

At March 31, 1996, and December 31, 1995 the Company had net operating loss carryforwards for federal income tax purposes of $23.1 million and $16.9 million, respectively, which expire in 2010.

     Income tax benefit for the three months ended March 31, 1996 and 1995 comprises the following (in thousands):

                                                          Three Months Ended
                                                               March 31
                                                       -----------------------
                                                         1996            1995
                                                       -------         -------
Statutory U.S. tax rate                                $ 1,336         $ 1,322
State taxes, net of federal income tax benefit             236             233
Valuation allowance                                     (1,572)            -0-
                                                       -------         -------
 Income tax benefit                                    $   -0-         $ 1,555
                                                       -------         -------
                                                       -------         -------

The income tax benefit recorded at March 31, 1995, which was based on then current estimates, was reversed in its entirety in the second quarter of 1995.

NOTE 6--SUMMARIZED FINANCIAL INFORMATION:

     Summarized financial information of Miles Homes as of March 31, 1996 and December 31, 1995 and for the three months ended March 31, 1996 and 1995 is as follows (in thousands):

                                                     March 31,    December 31,
                                                       1996           1995
                                                    ----------    ------------
Total assets                                           $84,022       $87,524
Total liabilities                                       74,891        74,586

Total assets include intercompany receivables of $25.7 million and $27.7 million, respectively, at March 31, 1996 and December 31, 1995.

                                                               March 31,
                                                        ----------------------
                                                         1996            1995
                                                        ------          ------
Net revenues                                             9,724           9,803
Net income (loss)                                       (3,897)         (2,176)


NOTE 7--COMMITMENTS AND CONTINGENCIES:

     There has been no significant change in the status of lawsuits or commitments described in Note 13 to the Consolidated Financial Statements contained in the Company's 1995 Annual Report on Form 10-K.


NOTE 8--DISCONTINUED OPERATIONS:

     On November 27, 1995, the Company formally announced its intent to phase out and close down the operations of its Patwil Homes subsidiary. Contracts for the construction of Patwil Homes' customers' homes will be completed during the phase-out period, and all selling and marketing activities have ceased at December 31, 1995.

     The results of Patwil Homes have been classified as discontinued operations for all periods presented in the Consolidated Statements of Operations. The assets of Patwil Homes have been classified as Assets of Discontinued Operations in the Consolidated Balance Sheet as of March 31, 1996 and December 31, 1995. Additionally, discontinued operations have been segregated in the Consolidated Statement of Cash Flows for all periods presented.

     As a result of the Company's decision to discontinue the operations of Patwil Homes, the Company recorded, as of December 31, 1995, an estimated loss on disposal of approximately $8.2 million, which includes a provision of approximately $1.7 million for losses during the phase-out period, the write-off of approximately $5.7 million of goodwill and deferred costs, approximately $600,000 relating to the write-down of fixed assets (to net realizable value) and approximately $200,000 of accrued severance wages and benefits for 41 employees.

Summarized below are the Assets of Discontinued Operations (in thousands):

                                                     March 31,    December 31,
                                                       1996           1995
                                                    ----------    ------------
Notes receivable                                        $  422          $  147
Inventory                                                  706             798
Prepaid expenses and other assets                          189             152
Deposits                                                   -0-              59
Costs of uncompleted contracts in excess
  of related billings                                    1,260           3,434
Assets held for sale, net                                2,281           3,073
                                                        ------          ------
    Assets of discontinued operations                   $4,858          $7,663
                                                        ------          ------
                                                        ------          ------

     Condensed income (loss) from operations of Patwil Homes for the three months ended March 31, 1996 and 1995 follows (in thousands):

                                                              March 31,
                                                      ------------------------
                                                        1996            1995
                                                      --------        --------
Net revenues                                           $ 3,010        $ 12,344
Cost of sales                                           (2,698)        (10,805)
Selling, general and administrative expenses               -0-          (3,112)
Income tax benefit                                         -0-             629
                                                       -------        --------
                                                       $   312        $   (944)
                                                       -------        --------
                                                       -------        --------


NOTE 9--CONSOLIDATED STATEMENTS OF CASH FLOWS:

     Changes in other operating assets and liabilities in the Consolidated Statements of Cash Flows are as follows (in thousands):

                                                              March 31,
                                                      ------------------------
                                                        1996            1995
                                                      --------        --------
Decrease (increase) in:
  Notes receivable, net                               $  6,605        $  4,233
  Receivable from related parties                          (39)           (162)
  Inventory                                             (1,136)         (1,714)
  Prepaid expenses and other assets                     (8,057)         (2,115)
  Real estate owned                                     (1,057)           (307)
  Deferred income taxes                                    -0-          (1,450)
                                                      --------        --------
    Total decrease (increase) in other
      operating assets                                $ (3,684)       $  1,515
                                                      --------        --------
                                                      --------        --------
Increase (decrease) in:
  Accounts payable and accrued expenses               $     (6)       $   (310)
  Accrued construction costs and unearned
    revenue on sold notes receivable                     3,108             -0-
  Payable to related parties                               636             (61)
  Customer deposits                                         11             638
                                                      --------        --------
    Total increase (decrease) in other
      operating liabilities                           $  3,749        $    (33)
                                                      --------        --------
                                                      --------        --------

NOTE 10--SIGNIFICANT TRANSACTION:

     On January 12, 1996 through its newly formed subsidiary, DeGeorge Aviation, Inc., and pursuant to a Used Aircraft Purchase Agreement, the Company acquired a one-half interest in a jet aircraft for a total purchase price of $1.5 million. The aircraft will be used to facilitate the travel of Company executives to distant meetings with investment banking clients of Endquest Strategies, Inc., and to facilitate travel of groups of individuals between the Company's offices in Plymouth, Minnesota and Cheshire, Connecticut during the process of moving operations from Minnesota to Connecticut. Charter revenues from the aircraft are anticipated to significantly offset operating costs.


NOTE 11--SUBSEQUENT EVENTS:

     On April 11, 1996, Herbert L. Getzler, Vice Chairman of the Board of Directors and Chief Financial Officer of the Company, borrowed approximately $608,000 from the Company. This amount was used (i) to repay approximately $154,000 borrowed from the Company by Mr. Getzler on December 30, 1994 to pay taxes on restricted common stock of the Company purchased by him on December 23, 1994 at a discount plus interest of approximately $20,000 on that amount, (ii) to repay a loan by the Company to Mr. Getzler of $160,000 made on January 3, 1995 to meet margin calls on his common stock plus interest on that amount of approximately $20,000, and (iii) to repay a loan from Mr. Peter R. DeGeorge, Chairman and Chief Executive Officer of the Company, to Mr. Getzler of $200,000 made on December 3, 1992 plus interest on that amount at 7% per annum totaling approximately $52,000.

     Also, on April 11, 1996, James G. Einloth, Executive Vice President of Patwil Homes, Inc., borrowed approximately $309,000 from the Company. This amount was used (i) to repay approximately $106,000 borrowed from the Company by Mr. Einloth on December 30, 1994 to pay taxes on restricted common stock of the Company purchased by him on December 23, 1994 at a discount plus interest of approximately $14,000 on that amount, and (ii) to repay a loan from Mr. DeGeorge to Mr. Einloth of $150,000.00 made on December 3, 1992 plus interest on that amount at 7% per annum totaling approximately $39,000.

     These loans will be secured by 303,752 shares of common stock of the Company, in the case of Mr. Getzler, and 154,727 shares of common stock of the Company, in the case of Mr. Einloth. The notes are demand notes and bear interest at the rate of 10% per annum. Interest accrues and is payable on the date the outstanding principal balance is paid. These notes are non-recourse to the individuals involved, except for the stock to be pledged as security. There is no prepayment penalty on these notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS

          REVENUE

          Total revenue from continuing operations for the quarter ended March 31, 1996 increased by 6.4% to $10.4 million from $9.8 million for the same period in 1995. Net housing revenue from continuing operations for the quarter ended March 31, 1996 increased $1.8 million or 22.9% compared to the same period last year. The increase was primarily attributable to shipments to customers for houses in later stages of construction, an increase in turnkey and other non-traditional housing revenue ($1.1 million in 1996 versus $300,000 in 1995), a 6.3%
          increase in homes shipped in the first quarter of 1996 (102 units compared to 96 for the same period a year earlier) and a reduction in discounts ($697,000 during the quarter, or 6.8% of gross housing revenue, as compared to discounts of $865,000, or 10.0%, in 1995). This increase was partially offset by a 2.9% decrease in the average selling price of a home to $60,400 in the first quarter of 1996 compared to $62,200 during the same period the prior year.

          Financial services revenue decreased $1.2 million primarily due to the sale of construction loans pursuant to an April 14, 1995 Construction Loan Purchase and Servicing Agreement entered into with a mortgage financing company. The Company collects fees for servicing loans sold to the mortgage financing company, which are offset by an amortization of the mortgage servicing right.

          COST OF SALES

          Cost of sales from continuing operations, which includes cost of materials, warehousing, material handling, shipping and construction monitoring, increased to $6.9 million, or 72.0% of net housing revenue for the first quarter of 1996 compared to $5.5 million, or 70.4%, of net housing revenue for the same period in 1995. This increase is the result of higher cost of sales for turnkey homes in Florida (which recorded no housing revenue and cost of sales in the first quarter of 1995 and $700,000 of net housing revenue and $600,000 of cost of sales in the first quarter of 1996) and a slight increase in the cost of sales for shipments to customers for houses under construction, which resulted from a change in marketing plans that reduced both gross selling prices and sales discounts offered to customers.

          SELLING EXPENSES

          Selling expenses from continuing operations of $2.6 million for the first quarter of 1996 increased $600,000 or 32.1% compared to the same period in 1995. This increase is primarily attributable to incentives paid to sales personnel in connection with increased order activity as well as additional marketing and advertising expenses that resulted from obtaining new orders.

          At March 31, 1996 and 1995, Miles Homes had 144 and 153 sales representatives, respectively.

          GENERAL AND ADMINISTRATIVE

          General and administrative expenses from continuing operations were $3.7 million for the first quarter of 1996 as compared to $3.4 million for the same period in 1995, an increase of 7.7%. This increase is primarily due to non-recurring personnel and travel expenses incurred in connection with the movement of operations from Plymouth, Minnesota to Cheshire, Connecticut and legal expenses associated with the Company's compliance with requests for information from the United States Securities and Exchange Commission pursuant to their on-going investigation.

          INTEREST EXPENSE

          Interest expense for the first quarter of 1996 decreased by $900,000 compared to the same period in 1995. On April 14, 1995, the Company entered into a Construction Loan Purchase and Servicing Agreement with a mortgage finance company. A portion of the initial proceeds from sales of construction loans pursuant to this agreement were used to repay the outstanding balance of the secured revolving credit facility with BT Commercial Corporation.

          Interest expense from continuing operations includes $1.4 million relating to the 12% Senior Notes of Miles Homes Services, Inc. of which $44.3 million of principal was outstanding as of March 31, 1996.

          INCOME TAX

          At March 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of $23.1 million. At December 31, 1995 the Company recorded a valuation reserve of $14.7 million. During the first quarter of 1996 the Company did not record a tax benefit which, if recorded, would have reduced the loss by $1.6 million. This benefit was instead added to the valuation reserve against deferred income taxes ($16.2 million at March 31, 1996).

          NET LOSS

          Loss from continuing operations before income taxes for the first quarter ended March 31, 1996 was $4.2 million or $0.39 per share compared to a loss from continuing operations before income taxes of $3.9 million or $0.36 per share for the same period in 1995. During the first quarter of 1995, a tax benefit of $1.6 million was recorded which reduced the loss from continuing operations to $2.3 million or $0.21 per share. The Company reversed this tax benefit in the second quarter of 1995. The total net loss for the first quarter of 1996 (which includes $300,000 income for the discontinued operations of Patwil Homes) was $3.9 million or $0.36 per share compared to a loss of $4.8 million (excluding the $1.6 million income tax benefit reversed in the second quarter and including a $900,000 loss, net of taxes, for the discontinued operations of Patwil Homes) or $0.45 per share for the same period in 1995.

          QUARTERLY RESULTS

          First quarter 1996 total revenues and gross margin increased $600,000 and $400,000, respectively, though the loss from continuing operations before income taxes increased $400,000 compared to the same period last year. The increase in total revenues reflects an increase of $1.8 million in net housing revenue and a decrease in financial services revenue of $1.2 million. The decrease in financial services revenue is primarily attributable to a

          $1.0 million reduction in interest earnings from the sale of construction loans to a mortgage finance company, which reduction is partially offset by a $500,000 decrease in interest expense and an increase of $200,000 in interest income earned on reserves maintained for sold accounts.

          Gross orders received during the first quarter of 1996 were 1,144 or an increase of 15.2% over the 993 orders received in the comparable period in 1995. Incentives paid to sales personnel to generate higher order activity are the primary component of the $600,000 increase in selling expenses, which contributed to the increased first quarter loss but will result in future revenues and margin.

          On February 7, 1996, as part of the Company's relocation plan from Plymouth, Minnesota to Cheshire, Connecticut, Miles Homes sold its corporate facility located in Plymouth and other miscellaneous assets. During the first quarter, the Company recorded gains of $200,000 on sales of fixed assets, principally on the sale of the Plymouth facility, where operational and administrative functions are performed.

          LIQUIDITY AND CAPITAL RESOURCES

          At March 31, 1996, cash and cash equivalents were $4.2 million as compared to $2.8 million at December 31, 1995. During the first quarter of 1996, the Company sold approximately $27.4 million (net of $1.1 million of repurchased accounts) face value of construction loans pursuant to a Construction Loan Purchase and Servicing Agreement (the "Agreement") with a mortgage finance company. Net proceeds to the Company after discounts and deposits retained pursuant to the Agreement were approximately $24.0 million. At March 31, 1996, the Company was servicing, on behalf of the mortgage finance company, approximately $79.9 million face value of construction loans.

          As a result of write-offs occasioned by the discontinuance of operations of Patwil Homes and losses incurred by the Company for the fiscal year ended December 31, 1995, the Company is in violation of the minimum tangible net worth covenant in the Agreement. Although a waiver of this violation has not been obtained, management has had discussions with the mortgage financing company concerning this issue and believes that the Agreement can be revised to accommodate the Company's present financial condition and anticipated operating results. If the mortgage financing company should stop purchasing construction loans under the Agreement, which it may have a right to do as a result of the covenant violation, a serious and immediate working capital shortage would result.

PART II.  OTHER INFORMATION

 ITEM 5.  OTHER INFORMATION:

          None


 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)       Exhibits:
          10.36 Promissory note, in the principal amount of $607,503.33 dated as of April 11, 1996 from Herbert L. Getzler to Miles Homes, Inc. is attached hereto as Exhibit 10.36.

          10.37 Promissory note, in the principal amount of $309,453.98 dated as of April 11, 1996 from James G. Einloth to Miles Homes, Inc. is attached hereto as Exhibit 10.37.

          (b)       Reports on Form 8-K:
                    There have been no reports on Form 8-K since the filing of the Company's 1995 Annual Report on Form 10-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MILES HOMES, INC.
                                   (Registrant)


Dated: May 10, 1996

                                   BY:   /S/ Herbert L. Getzler
                                      ----------------------------------------
                                   Herbert L. Getzler
                                   Chief Financial Officer





                                   BY:    /S/ James E. Fenske
                                      ----------------------------------------
                                   James E. Fenske
                                   Chief Accounting Officer

                                  EXHIBIT INDEX


EXHIBIT #           DESCRIPTION OF EXHIBIT                     SEQUENTIAL PAGE
- - ---------           ----------------------                     ---------------
10.36               Promissory note, in the principal                 17
                    amount of $607,503.33 dated as of
                    April 11, 1996 from Herbert L.
                    Getzler to Miles Homes, Inc.

10.37               Promissory note, in the principal                29
                    amount of $309,453.98 dated as of
                    April 11, 1996 from James G. Einloth
                    to Miles Homes, Inc.