Form 10-Q
period 1996-06-30
MILES HOMES INC
filed 1996-08-13
CIK 890523

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------
                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                       to
                               ---------------------    ---------------------





                        Commission file number 0-20832
                                               -------

                               MILES HOMES, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                             41-1625724
- -------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

20 Realty Drive, Cheshire, Connecticut                                    06410
- -------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (203) 271-0011
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No ___


      Shares of Common Stock outstanding as of August 9, 1996:  10,810,193

                                MILES HOMES, INC.

                               INDEX TO FORM 10-Q


PART I.   FINANCIAL INFORMATION                                         PAGE NO.

ITEM 1.   FINANCIAL STATEMENTS:
          Consolidated Balance Sheets as of June 30,                       3
          1996 and December 31, 1995.

          Consolidated Statements of Operations for the                    4
          three and six months ended June 30, 1996 and 1995

          Consolidated Statements of Cash Flows for the                    5
          six months ended June 30, 1996 and 1995

          Notes to Consolidated Financial Statements                       6-10


ITEM 2.   Management's Discussion and Analysis of Financial                11-15
          Condition and Results of Operations


PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION                                                16

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 16

                               MILES HOMES, INC.
                          CONSOLIDATED BALANCE SHEETS
                               ($ IN THOUSANDS)


                                                (Unaudited)
                                                  June 30,      December 31,
                                                    1996            1995
                                                -----------     ------------
     ASSETS
     Cash and cash equivalents                    $  1,971        $  2,838
     Notes receivable, net                          34,853          35,074
     Receivable from related parties                   997             466
     Inventory                                       9,838           6,958
     Prepaid expenses and other assets              13,164           7,024
     Deposits                                       11,458           8,644
     Real estate owned                               5,460           2,943
     Property, plant and equipment, net              8,787           6,416
     Property held for sale, net                     1,091           5,144
     Assets of discontinued operations               3,455           7,663
     Intangible assets, net                          2,263           2,492
                                                  --------        --------
        Total assets                              $ 93,337        $ 85,662
                                                  --------        --------
                                                  --------        --------

     LIABILITIES AND STOCKHOLDERS' EQUITY

     Accounts payable                             $  7,019        $  6,414
     Accrued construction costs and unearned
       revenue on sold notes receivable             27,444          14,113
     Accrued expenses                                5,057           9,867
     Customer deposits                               1,377             857
     12% Senior notes                               44,284          44,215
     Notes payable                                   3,624           3,634
     Capital lease obligations                       1,036           1,244
                                                  --------        --------

        Total liabilities                           89,841          80,344
                                                  --------        --------

     Commitments and contingencies (Note 7)

     Stockholders' equity:
     Common Stock; par value $.10, 25,000,000
      authorized, 10,810,193 shares outstanding      1,081           1,081
     Paid in capital                                47,384          47,384
     Accumulated deficit                           (44,969)        (43,147)
                                                  --------        --------

        Total stockholders' equity                   3,496           5,318
                                                  --------        --------

     Total liabilities and stockholders' equity   $ 93,337        $ 85,662
                                                  --------        --------
                                                  --------        --------


          See Accompanying Notes to Consolidated Financial Statements

                               MILES HOMES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     ($ IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (Unaudited)

                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                            JUNE 30,                  JUNE 30,
                                                   ------------------------  ------------------------
                                                       1996         1995         1996         1995
                                                   -----------  -----------  -----------  -----------
Net housing revenue                                $    25,230  $    17,429  $    34,817  $    25,228
Financial services revenue                                 975        1,484        1,816        3,488
                                                   -----------  -----------  -----------  -----------
    Total revenue                                       26,205       18,913       36,633       28,716
Costs and expenses:
  Cost of sales                                         15,288       10,521       22,188       16,015
  Selling                                                3,563        3,498        6,140        5,449
  General & administrative                               3,877        3,756        7,585        7,199
  Provision for credit losses                              712          800        1,071        1,130
  Interest expense                                       1,569        1,860        3,162        4,328
  Other (income) expense                                   (49)         141         (517)         146
                                                   -----------  -----------  -----------  -----------
Income (loss) from continuing operations before
 income taxes and extraordinary items                    1,245       (1,663)      (2,996)      (5,551)
Income tax benefit (provision)                               -       (1,555)           -            -
                                                   -----------  -----------  -----------  -----------
Income (loss) from continuing operations before
 extraordinary items                                     1,245       (3,218)      (2,996)      (5,551)
  Extraordinary gain on sale of real property              552            -          552            -
  Extraordinary loss on extinguishment of debt               -         (928)           -         (928)
                                                   -----------  -----------  -----------  -----------
Income (loss) from continuing operations                 1,797       (4,146)      (2,444)      (6,479)
Discontinued operations-Patwil Homes, Inc.
  Income (loss) from operations                            310       (1,923)         622       (2,867)
                                                   -----------  -----------  -----------  -----------
Net income (loss)                                  $     2,107  $    (6,069) $    (1,822) $    (9,346)
                                                   -----------  -----------  -----------  -----------
                                                   -----------  -----------  -----------  -----------
Earnings per common share:
  Income (loss) from continuing operations
   before extraordinary items                      $      0.11  $     (0.30) $     (0.28) $     (0.51)
  Income (loss) from extraordinary items                  0.05        (0.08)        0.05        (0.08)
  Income (loss) from continuing operations                0.16        (0.38)       (0.23)       (0.59)
  Income (loss) from discontinued operations              0.03        (0.18)        0.06        (0.27)
                                                   -----------  -----------  -----------  -----------
  Net income (loss)                                $      0.19  $     (0.56) $     (0.17) $     (0.86)
                                                   -----------  -----------  -----------  -----------
                                                   -----------  -----------  -----------  -----------
Weighted average number of common shares
  outstanding                                       10,810,193   10,810,193   10,810,193   10,810,193
                                                   -----------  -----------  -----------  -----------
                                                   -----------  -----------  -----------  -----------

          See Accompanying Notes to Consolidated Financial Statements.

                               MILES HOMES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDING JUNE 30, 1996 AND 1995
                                  (Unaudited)

                                                                                     1996       1995
                                                                                   ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                           $  (1,822) $  (9,346)
                                                                                   ---------  ---------
Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization                                                          730        854
  Provision for credit losses                                                          1,071      1,130
  Provision for sales promotions and incentives                                        1,472      2,874
  Extraordinary loss on extinquishment of debt                                             -        928
  Loss (gain) on sale of property, equipment and land                                   (444)        14
  Discontinued operations                                                               (622)     2,867
Decrease (increase) in other operating assets (Note 9)                               (19,023)    21,163
Increase (decrease) in other operating liabilities (Note 9)                            9,646      7,060
                                                                                   ---------  ---------
  Total adjustments                                                                   (7,170)    36,890
                                                                                   ---------  ---------
  Net cash provided (used) by operating activities of:
    Continuing operations                                                             (8,992)    27,544
    Discontinued operations                                                              385     (2,825)
                                                                                   ---------  ---------
  Net cash provided (used) by operating activities                                    (8,607)    24,719
                                                                                   ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Amortization of mortgage loan servicing rights                                         4,362          -
Proceeds from sales of property, equipment and land                                    6,730        829
Purchase of property, equipment and land                                              (3,191)    (1,363)
                                                                                   ---------  ---------
  Net cash provided (used) by investing activities                                     7,901       (534)
                                                                                   ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable-revolver                                               -    (61,372)
Borrowings on notes payable-revolver                                                       -     40,600
Borrowings on notes payable-other                                                         57          -
Principal payments on capital leases                                                    (218)      (216)
Deferred debt issue cost                                                                   -        (26)
                                                                                   ---------  ---------
  Net cash provided by financing activities                                             (161)   (21,014)
                                                                                   ---------  ---------
Net change in cash and cash equivalents                                                 (867)     3,171
Cash and cash equivalents-beginning of period                                          2,838      1,301
                                                                                   ---------  ---------
Cash and cash equivalents-end of period                                            $   1,971  $   4,472
                                                                                   ---------  ---------
                                                                                   ---------  ---------
Supplemental disclosures of cash flow information:
  Interest paid                                                                    $   2,913  $   3,919
  Income taxes paid (refunded), net                                                $     (23) $      28
  Property and equipment acquired by capital lease                                 $       -  $       -

          See Accompanying Notes to Consolidated Financial Statements.

                                MILES HOMES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1--BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996, the results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1995 Annual Report on Form 10-K.

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

     Certain reclassifications have been made to the results of operations and statements of cash flows for the three and six months ended June 30, 1995 to conform to the presentation for the three and six months ended June 30, 1996.

NOTE 2--NOTES RECEIVABLE:

     Notes receivable at June 30, 1996 and December 31, 1995 are as follows (in thousands):

                                              June 30,       December 31,
                                               1996              1995
                                             ---------       ------------
Contractual value of notes receivable         $52,228          $51,010
Less:  unearned income                        (12,959)          (9,535)
                                              -------          -------
     Total                                     39,269           41,475
Less:
Allowance for sales promotion
  and incentives                               (3,532)          (4,777)
Allowance for credit losses                      (735)          (1,371)
Deferred loan processing fees, net               (149)            (253)
                                              -------          -------
      Notes receivable, net                   $34,853          $35,074
                                              -------          -------
                                              -------          -------

NOTE 3--INVENTORY:

     Inventory at June 30, 1996 and December 31, 1995 are as follows (in thousands):

                                              June 30,       December 31,
                                               1996              1995
                                             ---------       ------------
Raw materials                                 $6,867            $5,556
Speculation and model homes                    2,971             1,402
                                              ------            ------
    Inventory                                 $9,838            $6,958
                                              ------            ------
                                              ------            ------

NOTE 4--DEPOSITS:

    Deposits at June 30, 1996 and December 31, 1995 consist of approximately $10.7 million and $7.9 million, respectively, of net holdback funding pursuant to the terms of the Construction Loan Purchasing and Servicing Agreement dated April 14, 1995. Additionally, at June 30, 1996 and December 31, 1995, approximately $758, 000 and $720,000, respectively, relate to lease and other deposits.


NOTE 5--INCOME TAXES:

     Significant components of deferred income taxes at June 30, 1996 and December 31, 1995 are as follows (in thousands):

                                              June 30,       December 31,
                                               1996             1995
                                             ---------       ------------
Credit and refinancing allowances             $  3,876         $  4,015
Goodwill                                         1,942            1,972
Net operating loss carryforward                  8,551            6,748
Other, net                                         996            1,923
                                              --------         --------
  Total gross deferred tax assets               15,365           14,658
  Less valuation allowance                     (15,365)         (14,658)
                                              --------         --------
    Deferred income taxes                     $    -0-         $    -0-
                                              --------         --------
                                              --------         --------

     At June 30, 1996, and December 31, 1995 the Company had net operating loss carryforwards for federal income tax purposes of $21.4 million and $16.9 million, respectively, which expire in 2010.

     Income tax benefit (provision) for the three and six months ended June 30, 1996 and 1995 are as follows (in thousands):

                                  Three Months Ended      Six Months Ended
                                       June 30                June 30
                                  ------------------     -----------------
                                   1996        1995       1996       1995
                                  ------     -------     ------     ------
Statutory U.S. tax rate           $ (630)    $   881     $  812     $2,203
State taxes, net of federal
  income tax benefit                (111)        152        143        385
Effect of temporary differences      -             4        -            4
Valuation allowance                  741      (2,592)      (955)    (2,592)
                                  ------     -------     ------     ------
      Income tax benefit
        (provision)               $  -0-     $(1,555)    $  -0-     $  -0-
                                  ------     -------     ------     ------
                                  ------     -------     ------     ------

The income tax provision recorded at June 30, 1995 reversed, in its entirety, the income tax benefit that was recorded in the first quarter of 1995.


NOTE 6--SUMMARIZED FINANCIAL INFORMATION:

      Summarized financial information of Miles Homes as of June 30, 1996 and December 31, 1995 and for the three and six months ended June 30, 1996 and 1995 is as follows (in thousands):

                                              June 30,       December 31,
                                               1996              1995
                                             ---------       ------------
Total assets                                  $113,419          $87,524
Total liabilities                               87,053           74,586

Total assets include intercompany receivables of $25.2 million and $27.7 million, respectively, at June 30, 1996 and December 31, 1995.

                                  Three Months Ended     Six Months Ended
                                       June 30                June 30
                                 -------------------    ------------------
                                   1996        1995       1996       1995
                                 -------     -------    -------    -------
Net revenues                     $25,123     $18,480    $34,847    $28,283
Net income (loss)                  1,623      (3,734)    (2,274)    (5,910)


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

     The results of Patwil Homes have been classified as discontinued operations for all periods presented in the Consolidated Statements of Operations. The assets of Patwil Homes have been classified as Assets of Discontinued Operations in the Consolidated Balance Sheet as of June 30, 1996 and December 31, 1995. Additionally, discontinued operations have been segregated in the Consolidated Statements of Cash Flows for all periods presented.

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

     Summarized below are the Assets of Discontinued Operations (in thousands):

                                              June 30,       December 31,
                                               1996             1995
                                             ---------       ------------
Notes receivable                               $  285           $  147
Inventory                                         392              798
Prepaid expenses and other assets                  61              152
Deposits                                         -                  59
Costs of uncompleted contracts in excess
  of related billings                             865            3,434
Assets held for sale, net                       1,852            3,073
                                               ------           ------
      Assets of discontinued operations        $3,455           $7,663
                                               ------           ------
                                               ------           ------

     Condensed income (loss) from operations of Patwil Homes for the three and six months ended June 30, 1996 and 1995 follows (in thousands):

                                  Three Months Ended     Six Months Ended
                                       June 30                June 30
                                 -------------------    ------------------
                                   1996        1995       1996       1995
                                 -------     -------    -------    -------
Net revenues                      $2,295     $10,591     $5,305    $22,935
Cost of sales                     (1,948)     (9,071)    (4,645)   (19,876)
Selling, general and
  administrative expenses            (37)     (2,743)       (38)    (5,855)
Income tax benefit (provision)       -          (700)       -          (71)
                                  ------     -------     ------    -------
                                  $  310     $(1,923)    $  622    $(2,867)
                                  ------     -------     ------    -------
                                  ------     -------     ------    -------


NOTE 9--CONSOLIDATED STATEMENTS OF CASH FLOWS:

     Changes in other operating assets and liabilities in the Consolidated Statements of Cash Flows are as follows (in thousands):

                                                       June 30,
                                                 --------------------
                                                   1996        1995
                                                 --------    --------
Decrease (increase) in:
  Notes receivable, net                          $    221    $ 33,025
  Receivable from related parties                    (531)       (178)
  Inventory                                        (2,880)     (2,193)
  Prepaid expenses and other assets               (13,316)     (7,541)
  Cost of uncompleted contracts in excess of
    related billings                                 -         (1,262)
  Real estate owned                                (2,517)       (688)
                                                 --------    --------
  Total decrease (increase) in other operating
    assets                                       $(19,023)   $ 21,163
                                                 --------    --------
                                                 --------    --------

Increase (decrease) in:
  Accounts payable and accrued expenses          $ (4,205)   $  4,192
  Accrued construction costs and unearned
     revenue on sold notes receivable              13,331       2,582
  Payable to related parties                         -           (239)
  Customer deposits                                   520         525
                                                 --------    --------
      Total increase (decrease) in other
         operating liabilities                   $  9,646    $  7,060
                                                 --------    --------
                                                 --------    --------

NOTE 10--SIGNIFICANT TRANSACTIONS:

     On April 11, 1996, Herbert L. Getzler, then Vice Chairman of the Board of Directors and Chief Financial Officer of the Company, borrowed approximately $608,000 from the Company. This amount was used (i) to repay approximately $154,000 borrowed from the Company by Mr. Getzler on December 30, 1994 to pay taxes on restricted common stock of the Company purchased by him on December 23, 1994 at a discount plus interest of approximately $20,000 on that amount, (ii) to repay a loan by the Company to Mr. Getzler of $160,000 made on January 3, 1995 to meet margin calls on his common stock plus interest on that amount of approximately $20,000, and (iii) to repay a loan from Mr. Peter R. DeGeorge, Chairman and Chief Executive Officer of the Company, to Mr. Getzler of $200,000 made on December 3, 1992 plus interest on that amount at 7% per annum totaling approximately $52,000.

     Also, on April 11, 1996, James G. Einloth, Executive Vice President of Patwil Homes, Inc., borrowed approximately $309,000 from the Company. This amount was used (i) to repay approximately $106,000 borrowed from the Company by Mr. Einloth on December 30, 1994 to pay taxes on restricted common stock of the Company purchased by him on December 23, 1994 at a discount plus interest of approximately $14,000 on that amount, and (ii) to repay a loan from Mr. DeGeorge to Mr. Einloth of $150,000 made on December 3, 1992 plus interest on that amount at 7% per annum totaling approximately $39,000.

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

     Separately, on June 11, 1996, the Company sold its distribution facility in Mountaintop, Pennsylvania for the contract price of $1.3 million. The Company had owned this facility free of any mortgage or encumbrance. At the time of sale, the Company received net cash proceeds of $1.1 million (after deduction for settlement expenses). During the quarter ended June 30, 1996, the Company recorded gain of $552,000 relative to the disposal of this asset.


NOTE 11--SUBSEQUENT EVENTS:

     On July 2, 1996, the Company received payment of $2.6 million pursuant to the sales agreement dated February 7, 1996 wherein the Company sold its corporate facility located in the Minneapolis, Minnesota metropolitan area. The funds received on July 2, 1996 were deposited to a fund that will amortize Senior Secured Bonds of approximately $2.6 million that were secured by the facility. Previously, the Company had received an initial cash payment of $500,000. The agreement further provides for subsequent payments of $350,000 on October 1, 1996 and $750,000 on July 1, 1997 as well as continued partial occupancy of the facility by Miles Homes through October 1, 1996.

     On August 1, 1996, Herbert L. Getzler, Vice Chairman and Chief Financial Officer of the Company, retired from his day-to-day managerial duties for personal health reasons. Mr. Getzler will remain on the Company's Board of Directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS

          REVENUE

          Total revenue from continuing operations for the quarter ended June 30, 1996 increased by $7.3 million, or 38.6%, to $26.2 million from $18.9 million for the same period in 1995. Net housing revenue increased to $25.2 million for the second quarter of 1996 from $17.4 million for the quarter ended June 30, 1995, an increase of $7.8 million, or 44.8%. The second quarter revenue increase was primarily attributable to the elevated volume of activity in standard orders, which increased to 514 orders shipped from 411 for the second quarter of 1995, an increase of 103 units, or 25.1%. In addition, sales of turnkey homes in Florida contributed $1.1 million to net housing revenue for the second quarter of 1996, an increase of $900,000 over the $200,000 recorded in the second quarter of 1995.

          For the six months ended June 30, 1996, total revenue increased to $36.6 million from $28.7 million for the similar period in 1995, an increase of $7.9 million, or 27.6%. Net housing revenue for the six month period in 1996 increased $9.6 million, to $34.8 million versus $25.2 million in 1995, or an increase of 38.0%. Attributes of year-to-date increases in net housing revenue were consistent with activity recorded for the second quarter, including an aggregate of $1.8 million for turnkey homes settled in Florida, as compared to $200,000 recorded in 1995, during which period the first sales of turnkey homes were recorded.

          Financial services revenue for the second quarter of 1996 was $1.0 million as compared to $1.5 million for the quarter ended June 30, 1995. For the six months ended June 30, 1996 and 1995, respectively, financial services revenue was $1.8 million and $3.5 million, a decrease of $1.7 million. The decrease in financial services revenue was primarily due to the continued sale of construction loans under the Construction Loan Purchase and Servicing Agreement entered into with a mortgage financing company dated April 14, 1995.

          COST OF SALES

          Cost of sales from continuing operations, which includes cost of materials, warehousing, material handling, shipping and construction monitoring, increased to $15.3 million for the three months ended June 30, 1996 as compared to $10.5 million for the similar period in 1995. As a percentage of net housing revenue, cost of sales for the second quarter was essentially unchanged (60.6% and 60.4% for 1996 and 1995, respectively).

          For the six months ended June 30, 1996, cost of sales increased to $22.2 million from $16.0 million for the similar six month period in 1995. As a percentage of net housing revenue, cost of sales was also constant as compared with the same prior year period (63.7% versus 63.5% in 1996 and 1995, respectively).

          SELLING EXPENSES

          Selling expenses from continuing operations for the second quarter of 1996 increased 1.9% (to $3.6 million in 1996 from $3.5 million in 1995). For the six months ended June 30, 1996, the increase in selling expenses from continuing operations was 12.7%, an increase of $700,000 ($6.1 million in 1996 versus $5.4 million in 1995). The increases were the result of incentives and wages paid to sales personnel in connection with increased order and delivery activity and was partially offset, in the second quarter of 1996, by a reduction in costs for sales collateral material which were a non-recurring charge in the second quarter of 1995.

          At June 30, 1996 and 1995, Miles Homes had 123 and 120, respectively, of full-time sales representatives. In addition, part-time affiliate sales representatives increased to 97 at June 30, 1996 from 24 the previous year.

          GENERAL AND ADMINISTRATIVE

          General and administrative expenses from continuing operations were $3.9 million and $7.6 million, respectively, for the three and six months ended June 30, 1996 as compared to $3.8 million and $7.2 million, respectively, for the similar periods in 1995. The second quarter and six month increases ($100,000 and $400,000, respectively) were primarily attributable to non-recurring relocation and transition expenses incurred in connection with the movement of operations from Plymouth, Minnesota to Cheshire, Connecticut, which increases were partially offset by a reduction in wage and salaries costs.

          INTEREST EXPENSE

          Interest expense for the second quarter of 1996 decreased by $300,000 compared to the same period in 1995. Approximately one-half of this reduction is attributable to the Company's purchase on July 25, 1995 of $4.9 million, face value, of outstanding 12% Senior Notes due 2001 of Miles Homes. The balance of the second quarter decrease is comprised primarily of reduced interest costs relating to the Company's retirement of a secured revolving credit facility with BT Commercial Corporation in April 1995 with proceeds from the Construction Loan Purchase and Servicing Agreement entered into with a mortgage financing company.

          For the six months ended June 30, 1996, interest expense decreased by $1.2 million over the similar period in 1995. Components of this decrease include $300,000 of reduced interest costs related to the purchase of the 12% Senior Notes and $800,000 of non-recurring 1995 interest expense and line facility costs related to the BT Commercial Corporation revolving credit facility.

          Interest expense from continuing operations for the three and six months ended June 30, 1996 includes $1.4 million and $2.7 million, respectively, relating to the 12% Senior Notes of which $44.3 million (net of $800,000 of original issue discount) is outstanding at June 30, 1996.

          INCOME TAX

          At June 30, 1996, the Company had net operating loss carryforwards for federal income tax purposes of $21.4 million. At December 31, 1995 the Company recorded a valuation reserve of $14.7 million. During the quarter and six months ended June 30, 1996 the

          Company did not record a tax provision or a tax benefit.   The
          second quarter income of $2.1 million resulted in the reduction of net operating loss carryforwards and a corresponding reduction in the valuation reserve by $900,000. For the six months ended June 30, 1996 the loss of $1.8 million increased the valuation reserve by $700,000. At June 30, 1996 the valuation reserve was $15.4 million.

          SALE OF REAL PROPERTY

          On June 11, 1996, the Company sold its distribution facility in Mountaintop, Pennsylvania for the contract price of $1.3 million. The Company had owned this facility free of any mortgage or encumbrance. At the time of sale, the Company received net cash proceeds of $1.1 million (after deduction for settlement expenses). During the second quarter, the Company recorded gain of $600,000 relative to the disposal of this asset.

          NET INCOME (LOSS)

          Income from continuing operations before income taxes and extraordinary items for the second quarter ended June 30, 1996 was $1.2 million or $0.11 per share, as compared to a loss of $1.7 million, or $0.15 per share, for the second quarter of 1995. During the second quarters of 1996 and 1995, unrelated extraordinary items were recorded, which resulted in a gain in 1996 of $600,000, or $0.05 per share, and loss of $900,000, or $0.08 per share, in 1995. Further, the Company reversed, during the second quarter of 1995, the tax benefit of $1.6 million that was recorded in the first quarter of 1995.

          Net income for the second quarter of 1996 (which includes $300,000 of income from the discontinued operations of Patwil Homes) was $2.1 million, or $0.19 per share. For the second quarter of 1995, the comparable net loss was $4.5 million (excluding the tax provision of $1.6 million and including the loss of $1.9 million, net of taxes, for the discontinued operations of Patwil Homes), or $0.42 per share.

          For the six months ended June 30, 1996, loss from continuing operations before income tax and extraordinary items was $3.0 million, or $0.28 per share, as compared to $5.6 million, or $0.51 per share, for the same period in 1995. Net loss for the six months ended June 30, 1996 (including $600,000 of income relating to Patwil Homes) was $1.8 million, or $0.17 per share, as compared to a loss of $9.3 million (including the loss of $2.9 million, net of taxes, relating to Patwil Homes), or $0.86 per share.

          QUARTERLY RESULTS

          Income from continuing operations before income taxes and extraordinary items increased by $2.9 million in the second quarter of 1996, to $1.2 million in 1996 from a loss of $1.7 million in 1995, primarily from an increase in gross margin of $3.0 million for the comparable quarters. Total revenue increased by $7.3 million in 1996, reflecting an increase of $7.8 million in net housing revenue, or 44.8%, offset by a decrease of $500,000 in financial services revenue. The increase in net housing revenue is principally attributable to increased first shipments to customers for standard deliveries, rising to 514 units in 1996 from 411 units in 1995, an increase of 103 units, or 25.1%. The decrease in financial services revenue of $500,000 results from the sale of construction loans to a mortgage financing company and is partially offset by an aggregate benefit of $400,000 relating to a decrease in interest expense from the purchase of 12% Senior Notes and an increase in investment income.

          Gross orders received during the second quarter were 953 as compared to 678 received in 1995, or an increase of 40.6%. The sustained increase in order volume activity during the second quarter is the primary factor contributing to the 35.5% increase in orders in active processing (1,149 in 1996 versus 848 in 1995). The number of orders is significantly more than the number of homes eventually shipped due to order disqualifications during the underwriting process and customer cancellations.


          LIQUIDITY AND CAPITAL RESOURCES

          At June 30, 1996, cash and cash equivalents were $2.0 million as compared to $2.8 million at December 31, 1995. During the second quarter of 1996, the Company sold $37.9 million, net face value ($38.9 million gross sales less $1.0 million of repurchased accounts), of construction loans pursuant to a Construction Loan Purchase and Servicing Agreement (the "Agreement") with a mortgage financing company. Net proceeds to the Company, for the three month period, were $32.6 million, after discounting (at a rate of 1 1/2% over prime) of $3.2 million and deposits (which remain the property of the Company) of $2.0 million. For the six months ended June 30, 1996, the Company sold $65.3 million, net face value ($67.4 million gross sales less $2.1 million of repurchased accounts) of construction loans pursuant to the Agreement. Net proceeds to the Company, for the six month period, were $56.7 million, after discounts of $5.4 million and deposits of $3.2 million. At June 30, 1996, the Company was servicing, on behalf of the mortgage finance company, approximately $108.4 million face value of previously sold construction loans.

          As a result of write-offs occasioned by the discontinuance of operations of Patwil Homes and losses incurred by the Company for the fiscal year ended December 31, 1995, the Company is in violation of the minimum tangible net worth covenant in the Agreement with the mortgage finance company. Although a waiver of this violation has not been obtained, management has had discussions with the mortgage financing company concerning this issue and believes that the Agreement can be revised to accommodate the Company's present financial condition and anticipated operating results. In the interim, the Company has continued to conduct business in the same manner as it had prior to the occurrence of the covenant violation and has received assurance from the mortgage financing company that they expect to continue to do so. If, however, the mortgage financing company should stop purchasing construction loans under the Agreement, which it may have a right to do as a result of the covenant violation, a serious and immediate working capital shortage would result.

          TRANSACTIONS WITH DIRECTORS AND OFFICERS

          On April 11, 1996, Herbert L. Getzler, then Vice Chairman of the Board of Directors and Chief Financial Officer of the Company, borrowed approximately $608,000 from the Company. This amount was used (i) to repay approximately $154,000 borrowed from the Company by Mr. Getzler on December 30, 1994 to pay taxes on restricted common stock of the Company purchased by him on December 23, 1994 at a discount plus interest of approximately $20,000 on that amount, (ii) to repay a loan by the Company to Mr. Getzler of $160,000 made on January 3, 1995 to meet margin calls on his common stock plus interest on that amount of approximately $20,000, and (iii) to repay a loan from Mr. Peter R. DeGeorge, Chairman and Chief Executive Officer of the Company, to Mr. Getzler of $200,000 made on December 3, 1992 plus interest on that amount at 7% per annum totaling approximately $52,000.

          Also, on April 11, 1996, James G. Einloth, Executive Vice President of Patwil Homes, Inc., borrowed approximately $309,000 from the Company. This amount was used (i) to repay approximately $106,000 borrowed from the Company by Mr. Einloth on December 30, 1994 to pay taxes on restricted common stock of the Company purchased by him on December 23, 1994 at a discount plus interest of approximately $14,000 on that amount, and (ii) to repay a loan from Mr. DeGeorge to Mr. Einloth of $150,000 made on December 3, 1992 plus interest on that amount at 7% per annum totaling approximately $39,000.

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

          On August 1, 1996, Mr. Getzler, Vice Chairman and Chief Financial Officer of the Company, retired from his day-to-day managerial duties for personal health reasons. In connection with the retirement of Mr. Getzler, the Company has agreed to pay to Mr. Getzler $350,000 in severance, payable in five equal monthly installments, commencing August 1, 1996. The first of these payments was made, as scheduled, on August 1, 1996.

          NASDAQ LISTING

          On May 20, 1996, the Company received a letter from The Nasdaq Stock Market, Inc. ("Nasdaq") notifying the Company that, based upon the Company's Form 10-Q report for the quarter ended March 31, 1996, the Company had fallen below the minimum net tangible assets requirement of the National Association of Securities Dealers By-Laws and thus was subject to being delisted. After a presentation by the Company, and the announcement by the Company of its second quarter profit, Nasdaq has determined that the Company will be granted an extension of time to evidence compliance with all criteria for continued listing on the Nasdaq National Market. The Company has agreed to submit to Nasdaq a balance sheet and statement of operations as of and for the month ended July 31, 1996. The Company has also agreed to file with Nasdaq and the Securities and Exchange Commission, a Form 8-K report (or other public filing) containing a balance sheet and statement of operations as of and for the two months ended August 31, 1996, which the Company believes will evidence compliance with all criteria for continued listing.

PART II.  OTHER INFORMATION

  ITEM 5. OTHER INFORMATION:

          None


  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:  none

          (b)  Reports on Form 8-K:
               There have been no reports on Form 8-K since the filing of the Company's 1995 Annual Report on Form 10-K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MILES HOMES, INC.
                                   (Registrant)


Dated: August 9, 1996

                                   BY: /s/ ALISON R. C. SOMMERS
                                       ------------------------
                                   Alison R. C. Sommers
                                   Principal Financial Officer





                                   BY: /s/ SALVATORE A. BUCCI
                                       ----------------------
                                   Salvatore A. Bucci
                                   Chief Accounting Officer