Form 10-Q
period 1996-09-30
MILES HOMES INC
filed 1996-11-13
CIK 890523

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________________ to _____________________


                            Commission file number 0-20832

                            DEGEORGE FINANCIAL CORPORATION
                              (formerly MILES HOMES, INC.)
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

          Delaware                                                41-1625724
-------------------------------------------------------------------------------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)

99 Realty Drive, Cheshire, Connecticut                              06410
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


                                (203) 699 - 3400
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X    No

      Shares of Common Stock outstanding as of November 13, 1996:  10,810,193

                            DEGEORGE FINANCIAL CORPORATION

                                  INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                        PAGE NO.

ITEM 1.  FINANCIAL STATEMENTS:
         Consolidated Balance Sheets as of September 30,                 3
         1996 and December 31, 1995

         Consolidated Statements of Operations for the                   4
         three and nine months ended September 30, 1996 and 1995

         Consolidated Statements of Cash Flows for the                   5
         nine months ended September 30, 1996 and 1995

         Notes to Consolidated Financial Statements                     6-10


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL             11-14
         CONDITION AND RESULTS OF OPERATIONS


PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION                                              15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               15

                        DEGEORGE FINANCIAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                              ($  IN THOUSANDS)

                                                                   (Unaudited)
                                                                  September 30,  December 31,
                                                                      1996          1995
                                                                   ------------  ------------
ASSETS
Cash and cash equivalents                                             $  1,042    $  2,838
Notes receivable, net                                                   45,473      35,074
Receivable from related parties                                          1,012         466
Inventory                                                               11,694       6,958
Prepaid expenses and other assets                                       10,539       7,024
Deposits                                                                15,290       8,644
Senior Bond collateral fund                                              3,053         --
Real estate owned                                                        6,021       2,943
Property, plant and equipment, net                                       8,920       6,416
Property held for sale, net                                              1,091       5,144
Assets of discontinued operations                                        2,931       7,663
Intangible assets, net                                                   2,149       2,492
                                                                      --------    --------
    Total assets                                                      $109,215    $ 85,662
                                                                      ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                       $ 8,546    $  6,414
Accrued construction costs and unearned
  revenue on sold notes receivable                                      39,110      14,113
Accrued expenses                                                         5,565       9,867
Customer deposits                                                        1,583         857
12% Senior notes                                                        44,318      44,215
Notes payable                                                            3,567       3,634
Capital lease obligations                                                1,001       1,244
                                                                      --------    --------
    Total liabilities                                                  103,690      80,344
                                                                      --------    --------
Commitments and contingencies (Note 7)

Stockholders' equity:
Common Stock; par value $.10, 25,000,000 shares
 authorized, 10,810,193 shares outstanding                               1,081       1,081
Paid in capital                                                         47,384      47,384
Accumulated deficit                                                    (42,940)    (43,147)
                                                                      --------    --------

    Total stockholders' equity                                           5,525       5,318
                                                                      --------    --------

Total liabilities and stockholders' equity                            $109,215    $ 85,662
                                                                      ========    ========


           See Accompanying Notes to Consolidated Financial Statements

                      DEGEORGE FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($  IN THOUSANDS EXCEPT PER SHARE DATA)
                                 (Unaudited)

                                                                          Three months ended          Nine months ended
                                                                             September 30,               September 30,
                                                                     -------------------------     ------------------------
                                                                           1996          1995          1996         1995
                                                                     ------------  ------------    -----------   -----------

    Net housing revenue                                              $    29,163   $    18,436     $    63,980   $    43,664
    Financial services revenue                                             1,314         1,034           3,130         4,522
                                                                     -----------   -----------     -----------    ----------
         Total revenue                                                    30,477        19,470          67,110       48,186

    Costs and expenses:
         Cost of sales                                                    17,540        11,176          39,728       27,191
         Selling                                                           3,715         3,296           9,855        8,745
         General & administrative                                          4,800         3,580          12,385       10,779
         Provision for credit losses                                         907           719           1,978        1,849
         Interest expense                                                  1,605         1,638           4,767        5,966
         Other (income) expense                                             (228)         (225)           (745)         (79)
                                                                     -----------   -----------     -----------    ----------

    Income (loss) from continuing operations
    before income taxes and extraordinary items                            2,138          (714)           (858)      (6,265)

    Income tax benefit (provision)                                           --             --              --         --
                                                                     -----------   -----------     -----------    ----------

    Income (loss) from continuing operations
    before extraordinary items                                             2,138          (714)           (858)      (6,265)

         Extraordinary gain on sale of real property                         --             --             552          --
         Extraordinary gain (loss) on extinguishment of debt                 --             925            --            (3)
                                                                     -----------   -----------     -----------    ----------

    Income (loss) from continuing operations                               2,138            211           (306)      (6,268)

    Discontinued operations-Patwil Homes, Inc.
    Income (loss) from operations                                           (109)        (1,587)           513       (4,454)
                                                                     -----------   -----------     -----------    ----------

    Net income (loss)                                                   $  2,029      $  (1,376)        $  207   $  (10,722)
                                                                     ===========   ============    ===========   ==========
    Earnings per common share:
         Income (loss) from continuing operations
         before extraordinary items                                  $      0.20   $      (0.07)   $     (0.08)  $    (0.58)
         Income (loss) from extraordinary items                              --            0.09           0.05        (0.00)
         Income (loss) from continuing operations                           0.20           0.02          (0.03)       (0.58)
         Income (loss) from discontinued operations                        (0.01)         (0.15)          0.05        (0.41)
                                                                     -----------   ------------    -----------    ----------
         Net income (loss)                                           $      0.19   $      (0.13)   $      0.02    $   (0.99)
                                                                     ===========   ============    ===========    ==========

    Weighted average number of common shares outstanding              10,810,193     10,810,193     10,810,193   10,810,193
                                                                     ===========   ============    ===========    ==========

                   See Accompanying Notes to Consolidated Financial Statements
                                       4

                          DEGEORGE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)

                                                                           1996       1995
                                                                         --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                        $    207   $(10,722)
                                                                          --------   ---------
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
 Depreciation and amortization                                               1,033      1,201
 Provision for credit losses                                                 1,978      1,062
 Provision for sales promotions and incentives                               2,491      5,290
 Extraordinary loss on extinquishment of debt                                   --          3
 Loss (gain) on sale of property, equipment and land                          (682)        60
 Discontinued operations                                                      (513)     6,268
 Decrease (increase) in other operating assets (Note 9)                    (36,189)    19,809
 Increase (decrease) ino ther operating liabilities (Note 9)                23,553     15,424
                                                                          --------   ---------
Total adjustments                                                           (8,329)    49,117
                                                                          --------   ---------

Net cash provided (used) by operating activities of:
 Continuing operations                                                      (8,122)    38,395
 Discontinued operations                                                       775     (6,573)
                                                                          --------   ---------
Net cash provided (used) by operating activities                            (7,347)    31,822
                                                                          --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Amortization of mortgage loan servicing rights                               7,269        --
Proceeds from sales of property, equipment and land                         6,794      1,273
Purchase of property, equipment and land                                    (5,252)    (2,385)
                                                                          --------   ---------
   Net cash provided (used) by investing activities                          8,811     (1,112)
                                                                          --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable-revolver                                  --     (61,372)
Borrowings on notes payable-revolver                                          --      40,600
Principal payments on 12% Senior Notes                                        --      (3,601)
Borrowings on notes payable-other                                             103        --
Payments to senior bond collateral fund                                    (3,053)       --
Principal payments on capital leases                                         (310)      (269)
Deferred debt issue cost                                                      --         (26)
                                                                         --------   ---------
  Net cash provided (used) by financing activities                         (3,260)   (24,668)
                                                                         --------   ---------
Net change in cash and cash equivalents                                    (1,796)     6,042
Cash and cash equivalents-beginning of period                               2,838      1,301
                                                                         --------   ---------
Cash and cash equivalents-end of period                                  $ 1,042    $  7,343
                                                                         ========   ========
Supplemental disclosures of cash flow information:
 Interest paid                                                           $ 2,913   $  3,919
 Income taxes paid (refunded), net                                       $   (23)  $     28
 Property and equipment acquired by capital lease                        $   --    $    --

                   See Accompanying Notes to Consolidated Financial Statements

                            DEGEORGE FINANCIAL CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE 1--BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996, the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1995 Annual Report on Form 10-K.


     DeGeorge Financial Corporation (the "Company") is a holding company whose only significant assets are its investment in its wholly-owned operating subsidiaries DeGeorge Home Alliance, Inc. ("DeGeorge Home Alliance") and its wholly-owned subsidiary, Plymouth Capital Company, Inc. ("Plymouth Capital"), and Patwil Homes, Inc. ("Patwil Homes"). Pursuant to a vote of a majority of its stockholders at the Annual Meeting of Stockholders on November 7, 1996, the name of the Company was changed to DeGeorge Financial Corporation from Miles Homes, Inc. DeGeorge Home Alliance, formerly Miles Homes Services, Inc., changed its name on October 29, 1996 (see "Subsequent Events"). The combined assets, liabilities, earnings and equity of DeGeorge Home Alliance, Patwil Homes and Plymouth Capital are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. Accordingly, separate financial statements and other disclosures concerning DeGeorge Home Alliance, Patwil Homes and Plymouth Capital are not deemed to be material to investors. In November 1995, the Company announced the close down of the Patwil Homes business (see "Discontinued Operations").

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

     Certain reclassifications have been made to the results of operations and statements of cash flows for the three and nine months ended September 30, 1995 to conform to the presentation for the three and nine months ended September 30, 1996.

NOTE 2--NOTES RECEIVABLE:

     Notes receivable at September 30, 1996 and December 31, 1995 are as follows (in thousands):

                                              September 30,  December 31,
                                                  1996           1995
                                              -------------  ------------

Contractual value of notes receivable            $ 60,766      $ 51,010
Less:  unearned income                            (11,430)      ( 9,535)
                                                 --------      --------
     Total                                         49,336        41,475
Less:
Allowance for sales promotions and incentives     ( 1,919)      ( 4,777)
Allowance for credit losses                       ( 1,769)      ( 1,371)
Deferred loan processing fees, net                (   175)      (   253)
                                                 --------       -------
     Notes receivable, net                        $45,473       $35,074
                                                 --------       -------
                                                 --------       -------

NOTE 3--INVENTORY:

     Inventory at September 30, 1996 and December 31, 1995 is as follows (in thousands):

                                              September 30,  December 31,
                                                   1996          1995
                                              -------------  ------------

Raw materials                                     $ 7,470       $ 5,556
Construction in progress and model homes            4,224         1,402
                                                  -------       -------
      Inventory                                   $11,694       $ 6,958
                                                 --------       -------
                                                 --------       -------

NOTE 4--DEPOSITS:

     Deposits at September 30, 1996 and December 31, 1995 consist of approximately $14.5 million and $7.9 million, respectively, of net holdback funding pursuant to the terms of the Construction Loan Purchasing and Servicing Agreement dated April 14, 1995. Additionally, at September 30, 1996 and December 31, 1995, approximately $782, 000 and $720,000, respectively, relate to lease and other deposits.

NOTE 5--INCOME TAXES:

     Significant components of deferred income taxes at September 30, 1996 and December 31, 1995 are as follows (in thousands):

                                              September 30,  December 31,
                                                  1996           1995
                                              -------------  ------------

Credit and refinancing allowances                $  4,109       $  4,015
Goodwill                                            1,928          1,972
Net operating loss carryforward                     7,654          6,748
Other, net                                            863          1,923
                                                 --------       --------
     Total gross deferred tax assets               14,554         14,658
Less:  valuation allowance                        (14,554)       (14,658)
                                                 --------       --------
     Deferred income taxes                       $    -0-       $    -0-
                                                 --------       --------
                                                 --------       --------

     At September 30, 1996 and December 31, 1995, the Company had net operating loss carryforwards for federal income tax purposes of $19.1 million and $16.9 million, respectively, which expire in 2010.

     Income tax benefit (provision) for the three and nine months ended September 30, 1996 and 1995 are as follows (in thousands):

                                      Three Months Ended    Nine Months Ended
                                         September 30          September 30
                                      ------------------    -----------------
                                       1996       1995        1996     1995
                                       ----       ----        ----     ----

Statutory U.S. tax rate               $(724)     $ (72)      $  88    $ 2,131
State taxes, net of federal income
   tax benefit                         (127)      (424)         16        (39)
Effect of temporary differences          --        411          --        415
Valuation allowance                     851         85        (104)     (2,507)
                                      -----      -----       -----    --------
   Income tax benefit (provision)     $ -0-      $ -0-       $ -0-    $    -0-
                                      -----      -----       -----    --------
                                      -----      -----       -----    --------

     During the quarter and nine months ended September 30, 1996 the Company did not record a tax provision or benefit. The third quarter income from continuing operations of $2.1 million resulted in the reduction of net operating loss carryforwards and a corresponding reduction in the valuation reserve of $851,000. For the nine months ended September 30, 1996, the loss from continuing operations of $306,000 increased the valuation reserve by $104,000.

NOTE 6--SUMMARIZED FINANCIAL INFORMATION:

     Summarized financial information of DeGeorge Home Alliance as of September 30, 1996 and December 31, 1995 and for the three and nine months ended September 30, 1996 and 1995 is as follows (in thousands):

                                                  September 30,   December 31,
                                                      1996           1995
                                                  -------------   ------------

Total assets                                        $115,251        $87,524
Total liabilities                                    102,429         74,586

Total assets include intercompany receivables of $25.2 million and $27.7 million, respectively, at September 30, 1996 and December 31, 1995.

                                      Three Months Ended    Nine Months Ended
                                         September 30          September 30
                                      ------------------    -----------------
                                       1996       1995        1996     1995
                                       ----       ----        ----     ----

Net revenue                           $30,477    $19,470     $67,110  $48,186
Net income (loss)                       2,182        518        (206)  (5,392)

NOTE 7--COMMITMENTS AND CONTINGENCIES:

     There has been no significant change in the status of lawsuits or commitments described in Note 13 to the Consolidated Financial Statements contained in the Company's 1995 Annual Report on Form 10-K.

NOTE 8--DISCONTINUED OPERATIONS:

     On November 27, 1995, the Company formally announced its intent to phase out and close down the operations of its Patwil Homes subsidiary. Contracts for the construction of Patwil Homes' customers' homes are in the final stages of completion. All selling and marketing activities ceased at December 31, 1995.

     The results of Patwil Homes have been classified as discontinued operations for all periods presented in the Consolidated Statements of Operations. The assets of Patwil Homes have been classified as Assets of Discontinued Operations in the Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995. Additionally, discontinued operations have been segregated in the Consolidated Statements of Cash Flows for all periods presented.

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

     Summarized below are the Assets of Discontinued Operations (in thousands):

                                                   September 30,  December 31,
                                                       1996          1995
                                                   -------------  ------------
Cash                                                  $  603        $  --
Notes receivable                                         265          147
Inventory                                                350          798
Prepaid expenses and other assets                        176          152
Deposits                                                  --           59
Costs of uncompleted contracts in excess
  of related billings                                    596        3,434
Assets held for sale, net                                941        3,073
                                                      ------       ------
      Assets of discontinued operations               $2,931       $7,663
                                                      ------       ------
                                                      ------       ------

     Condensed income (loss) from operations of Patwil Homes for the three and nine months ended September 30, 1996 and 1995 follows (in thousands):

                                      Three Months Ended    Nine Months Ended
                                         September 30          September 30
                                      ------------------    -----------------
                                       1996       1995        1996     1995
                                       ----       ----        ----     ----

Net revenues                          $ 399     $ 7,811     $ 5,704   $ 30,746
Cost of sales                          (432)     (6,615)     (5,077)   (26,491)
Selling, general and administrative
   expenses                             (79)     (2,854)       (117)    (8,709)
Income tax benefit (provision)            3          71           3         --
                                      -----     -------     -------   --------
     Income (loss)                    $(109)    $(1,587)    $   513   $ (4,454)
                                      -----     -------     -------   --------
                                      -----     -------     -------   --------

NOTE 9--CONSOLIDATED STATEMENTS OF CASH FLOWS:

Changes in other operating assets and liabilities in the Consolidated Statements of Cash Flows are as follows (in thousands):

                                                            Nine Months Ended
                                                               September 30
                                                            -----------------
                                                               1996     1995
                                                               ----     ----
Decrease (increase) in:
  Notes receivable, net                                     $(10,399)  $31,526
  Receivable from related parties                               (546)     (186)
  Inventory                                                   (4,736)   (1,625)
  Prepaid expenses and other assets                          (17,430)   (9,781)
  Cost of uncompleted contracts in excess of related
     billings                                                     --    (1,208)
  Deferred tax asset                                              --     1,357
  Real estate owned                                           (3,078)     (274)
                                                            --------    ------
          Total decrease (increase) in other operating
             asset                                          $(36,185)  $19,809
                                                            --------   -------
                                                            --------   -------

Increase (decrease) in:
  Accounts payable and accrued expenses                     $ (2,170)  $12,902
  Accrued construction costs and unearned
     revenue on sold notes receivable                         24,997     3,081
  Billings of uncompleted contracts in excess of related
     costs                                                        --     ( 491)
  Payable to related parties                                      --     ( 240)
  Customer deposits                                              726       172
                                                            --------   -------
      Total increase (decrease) in other  operating
         liabilities                                        $ 23,553   $15,424
                                                            --------   -------
                                                            --------   -------

NOTE 10--SIGNIFICANT TRANSACTIONS:

     On July 2, 1996, the Company received payment of $2.6 million pursuant to the sales agreement dated February 7, 1996 wherein the Company sold its corporate facility located in the Minneapolis, Minnesota metropolitan area. The funds received on July 2, 1996 were substituted as collateral (in place of the Minneapolis facility) for Senior Secured Bonds of approximately $2.6 million by mutual agreement with the bondholders. All other terms of the bond indenture agreement survive as previously agreed. The sales agreement further provides for payments of $350,000 on October 1, 1996 (which amount was timely received) and $750,000 on July 1, 1997. Previously, the Company had received an initial cash payment of $500,000.

NOTE 11--SUBSEQUENT EVENTS:

     On October 15, 1996, the Company purchased $625,000, face value, of outstanding 12% Senior Notes due 2001. These Senior Notes were purchased for $522,000 plus accrued interest of $2,000. The Company has recorded a pre-tax gain of $63,000 after the write-off of original issue discount and unamortized bond issue costs.

     Pursuant to a vote of a majority of its stockholders at the Annual Meeting of Stockholders on November 7, 1996, the name of the Company was changed to DeGeorge Financial Corporation from Miles Homes, Inc. Previously, on
October 29, 1996, the Company changed the name of its wholly-owned subsidiary Miles Homes Services, Inc. to DeGeorge Home Alliance, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         REVENUE

         Total revenue from continuing operations for the quarter ended September 30, 1996 increased by $11.0 million, or 56.5%, to $30.5 million from $19.5 million for the same period in 1995. Net housing revenue increased to $29.2 million for the third quarter of 1996 from $18.4 million for the quarter ended September 30, 1995, an increase of $10.7 million, or 58.2%. The third quarter revenue increase was primarily attributable to the significant increase in shipment volume activity for standard orders, which escalated to 537 orders shipped from 341 for the third quarter of 1995, an increase of 196 units, or 57.5%. Sales of turnkey homes contributed an additional $2.3 million to net housing revenue during the third quarter of 1996, an increase of $2.0 million over the $300,000 recorded in the third quarter of 1995.

         For the nine months ended September 30, 1996, total revenue increased to $67.1 million from $48.2 million for the similar period in 1995, an increase of $18.9 million, or 39.3%. Net housing revenue for the nine month period in 1996 increased $20.3 million, to $64.0 million as compared to $43.7 million in 1995, or an increase of 46.5%. The year-to-date increase in net housing revenue reflects the sustained increase in standard order shipments during the third quarter of 1996, which together with the second quarter of 1996 account for over 90% of standard orders shipped. As compared to the nine month period in 1995, standard order shipments increased by 36.4%, to 1,150 units from 843 units. Net housing revenue from turnkey operations contributed $4.3 million for the nine month period ending September 30, 1996 as compared to $500,000 for the similar period in 1995.

         Financial services revenue for the third quarter of 1996 was $1.3 million as compared to $1.0 million for the quarter ended September 30, 1995, reflecting an increase in interest income on an expanded portfolio of customer loan accounts, the majority of which the Company anticipates it will sell at a later date under the Construction Loan Purchase and Servicing Agreement entered into with a mortgage financing company dated April 14, 1995. For the nine months ended September 30, 1996 and 1995, respectively, financial services revenue was $3.1 million and $4.5 million, a decrease of $1.4 million. The year-to-date decrease in financial services revenue was primarily due to the previous sale of construction loans to the mortgage financing company.

         COST OF SALES

         Cost of sales from continuing operations, which includes cost of materials, warehousing, material handling, shipping and construction monitoring, increased to $17.5 million for the three months ended September 30, 1996 as compared to $11.2 million for the similar period in 1995. As a percentage of net housing revenue, cost of sales for the third quarter was down slightly (60.1% in 1996 as compared to 60.6% in 1995).

         For the nine months ended September 30, 1996, cost of sales increased to $39.7 million from $27.2 million for the similar period in 1995. As a percentage of net housing revenue, cost of sales was essentially unchanged (62.1% and 62.3% in 1996 and 1995, respectively).

         SELLING EXPENSES

         Selling expenses from continuing operations for the third quarter of 1996 increased by $400,000 or 12.7% (to $3.7 million in 1996 from $3.3 million in 1995). For the nine months ended September 30, 1996, the increase in selling expenses from continuing operations was also 12.7%, an increase of $1.1 million ($9.8 million in 1996 versus $8.7 million in 1995). The increases were the result of compensation paid to sales personnel in connection with increased order and shipment activity and was partially offset by a reduction in year-to-date costs for sales collateral material which were a non-recurring charge recorded in the second and third quarters of 1995.

         At September 30, 1996 and 1995, DeGeorge Home Alliance had 130 and 114, respectively, of full-time sales representatives. In addition, part-time affiliate sales representatives increased to 95 at September 30, 1996 from 19 the previous year.

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses from continuing operations were $4.8 million and $12.4 million, respectively, for the three and nine months ended September 30, 1996 as compared to $3.6 million and $10.8 million, respectively, for the similar periods in 1995. The third quarter and nine month increases ($1.2 million and $1.6 million, respectively) were primarily attributable to non-recurring compensation, transition and facilities costs incurred in connection with the movement of operations from Plymouth, Minnesota to Cheshire, Connecticut.

         INTEREST EXPENSE

         Interest expense for the third quarters of 1996 and 1995 was essentially unchanged at $1.6 million for both periods, of which $1.4 million related to interest costs on the 12% Senior Notes due 2001.

         For the nine months ended September 30, 1996, interest expense decreased by $1.2 million, to $4.8 million from $6.0 million, over the similar period in 1995. Components of this decrease include $300,000 of reduced interest costs related to the purchase on July 25, 1995 of $4.9 million, face value, of outstanding 12% Senior Notes and $800,000 of non-recurring 1995 interest expense and credit line facility costs related to the BT Commercial Corporation revolving credit facility, which was retired in April 1995 with proceeds from the Construction Loan Purchase and Servicing Agreement with a mortgage financing company.

         INCOME TAX

         At September 30, 1996 and December 31, 1995, the Company had net operating loss carryforwards for federal income tax purposes of $19.1 million and $16.9 million, respectively. At December 31, 1995 the Company had recorded a valuation reserve of $14.7 million. During the quarter and nine months ended September 30, 1996 the Company did not
         record a tax provision or a tax benefit.   The third quarter income
         from continuing operations of $2.1 million resulted in the reduction of net operating loss carryforwards and a corresponding reduction in the valuation reserve by $850,000. For the nine months ended September 30, 1996, the loss from continuing operations of $300,000 decreased the valuation reserve by $100,000. At September 30, 1996, the valuation reserve was $14.6 million.

         NET INCOME (LOSS)

         Income from continuing operations before income taxes and extraordinary items for the third quarter ended September 30, 1996 was $2.1 million or $0.20 per share, as compared to a loss of $700,000, or $0.07 per share, for the third quarter of 1995. Net income for the third quarter of 1996 (which includes a $100,000 loss from the discontinued operations of Patwil Homes) was $2.0 million, or $0.19 per share. For the third quarter of 1995, the net loss was $1.4 million, or $0.13 per share, including the loss of $1.6 million, net of taxes, for the discontinued operations of Patwil Homes and an extraordinary gain of $900,000 on the purchase of $4.9 million, face value, of 12% Senior Notes. Excluding the extraordinary gain in the 1995 third quarter, the comparable operating result was a loss of $2.3 million, or $0.21 per share.

         For the nine months ended September 30, 1996, loss from continuing operations before income taxes and extraordinary items was $900,000, or $0.08 per share, as compared to a loss of $6.3 million, or $0.58 per share, for the same period in 1995. Net income for the nine months ended September 30, 1996 was $200,000 (including $500,000 of income relating to Patwil Homes), or $0.02 per share, as compared to a loss of $10.7 million (including the loss of $4.5 million relating to Patwil Homes), or $0.99 per share.

         QUARTERLY RESULTS

         Income from continuing operations before income taxes and extraordinary items increased by $2.8 million in the third quarter, to $2.1 million in 1996 from a loss of $700,000 in 1995. Gross margin contributed an additional $4.4 million and was offset by increased selling, general and administrative expenses of $1.6 million, the majority of which were non-recurring costs related to the movement of operations from Minnesota to Connecticut. Total revenue increased by $11.0 million in 1996, reflecting an increase of $10.7 million in net housing revenue, or 58.2%, and an increase of $300,000 in financial services revenue. The increase in net housing revenue is principally attributable to increased first shipments to customers for standard deliveries, rising to 537 units in 1996 from 341 units in 1995, an increase of 196 units, or 57.5%. Total shipment volume, which includes turnkey homes and community based housing, was 584 units as compared to 376 units in 1995, an increase of 208 units, or 55.3%.

         Gross orders received during the third quarter were 520 as compared to 687 received in the same period in 1995. The decrease in order volume activity during the third quarter is partly the result of a change in the criteria for acceptance of orders (i.e. orders without identifiable lots were not being recorded) and the residual effect of competitive activities of former employees of the Company (see "Pending Action Against Former Employees" below). Correspondingly, order inventory was down 19.2%, to 567 units from 702 units as of
         September 30, 1996 and 1995, respectively.   Though the decrease in
         gross orders during the quarter was 24.3%, on a year-to-date basis gross orders remained up 11.0% over 1995.

         LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1996, cash and cash equivalents were $1.0 million as compared to $2.8 million at December 31, 1995. During the third quarter of 1996, the Company sold $53.8 million, net face value ($54.9
         million gross sales less $1.1 million of repurchased accounts), of construction loans pursuant to a Construction Loan Purchase and Servicing Agreement (the "Agreement") with a mortgage financing company. Net proceeds to the Company, for the three month period, were $39.8 million, after discounting (at a rate of 1 1/2% over prime) of $7.7 million and deposits (which remain the property of the Company) of $6.3 million. For the nine months ended September 30, 1996, the Company sold $119.1 million, net face value ($122.4 million gross sales less $3.2 million of repurchased accounts) of construction loans pursuant to the Agreement. Net proceeds to the Company, for the nine month period, were $101.7 million, after discounts of $9.9 million and deposits of $7.5 million. At September 30, 1996, the Company was servicing, on behalf of the mortgage finance company, approximately $147.6 million face value of previously sold construction loans.

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

         PENDING ACTION AGAINST FORMER EMPLOYEES

         On August 20, 1996, the Company initiated a lawsuit in federal court in Minnesota against three former executives of the Company:
         Paul Vogel, David Gaither and Ray Parker, alleging that these individuals conspired to form a competing business that misappropriated proprietary information and trade secrets. The Company further alleges that the defendants intentionally disrupted the Company's ongoing business operations by falsely creating a grim view of the Company's financial situation among employees and sales representatives to convince them to leave the Company and join the defendants' new venture. The Company also alleges that these defendants, which included the Company's national sales manager and a regional sales manager, while still employed by the Company, encouraged members of the Company's independent sales force to curtail sales activity.

         Vogel, Gaither and Parker have consented to court orders enjoining them from using the Company's trade secrets and proprietary information in their business venture, although they continue to deny that they have misappropriated such trade secrets or proprietary information. This action is now in the discovery phase.

PART II. OTHER INFORMATION

  ITEM 5.     OTHER INFORMATION:

              None


  ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits:  none

              (b)  Reports on Form 8-K:
                   On September 19, 1996, the Company filed a Form 8-K containing a balance sheet and statement of operations as of and for the two months ended August 31, 1996, pursuant to an extension of time granted by The Nasdaq Stock Market, Inc. to the Company to evidence compliance with the minimum net tangible assets requirement of the National Association of Securities Dealers By-Laws, which filing demonstrated such compliance.

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  DEGEORGE FINANCIAL CORPORATION
                                  (Registrant)


Dated:  November 13, 1996

                                  BY:  /s/  PETER R. DEGEORGE
                                  Peter R. DeGeorge
                                  Chairman and Chief Executive Officer





                                  BY:  /s/  SALVATORE A. BUCCI
                                  Salvatore A. Bucci
                                  Chief Accounting Officer