Form 10-K
period 1996-12-31
DEGEORGE FINANCIAL CORP
filed 1997-03-31
CIK 890523

--------------------------------------------------------------------------------
                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1996

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Transition period from _______________ to ________________

                         Commission File Number 0-20832

                         DEGEORGE FINANCIAL CORPORATION
                          (formerly MILES HOMES, INC.)

Delaware                                                             41-1625724
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                                99 Realty Drive
                             Cheshire, Connecticut
                    (Address of principal executive offices)
                        Telephone Number (203) 699-3400

          Securities registered pursuant to Section 12(b) of the act:

Title of each class                    Name of each exchange on which registered

Common Stock, par value $.10 per share                                None
12% Senior Notes due 2001 of DeGeorge Home Alliance, Inc.             None
Warrants to purchase Common Stock of DeGeorge Financial Corporation
  at $5.75 per share expiring April 1, 1997                           None

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Aggregate market value of voting stock of DeGeorge Financial Corporation held by nonaffiliates of the Registrant as of March 25, 1997, based on the closing price of $1.3125 as reported on the NASDAQ National Market tier of the NASDAQ Stock Market-sm-: $6.5 million.

Shares of Common Stock outstanding on March 25, 1997: 10,810,193

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None
--------------------------------------------------------------------------------
                                        1

                                     PART I

ITEM 1. BUSINESS

GENERAL

     As used in this Form 10-K, unless context otherwise requires, the term "DeGeorge" refers to DeGeorge Home Alliance, Inc. and its wholly-owned subsidiary, Plymouth Capital Company, Inc. ("Plymouth Capital") and the term the "Company" refers to DeGeorge Financial Corporation, the registrant, and its direct and indirect subsidiaries, DeGeorge, Plymouth Capital, DeGeorge Homes of Florida ("DeGeorge/Florida") and DeGeorge Homes of New England ("DeGeorge/New England"). In November 1995, the Company announced the close down of its Patwil Homes, Inc. ("Patwil Homes") business (see "Discontinued Operations").

NAME CHANGES

     At the Annual Meeting of Stockholders on November 7, 1996, the name of the Company was changed to DeGeorge Financial Corporation from Miles Homes, Inc. pursuant to a vote of a majority of its stockholders. Previously, on October 29, 1996, the Company changed the name of its wholly-owned subsidiary, Miles Homes Services, Inc. to DeGeorge Home Alliance, Inc.

GENERAL DESCRIPTION OF BUSINESS

     DeGeorge provides a combination of financing, support services and materials that enable entry-level and move-up buyers to gain access to quality "stick-built" homes of their own with significantly lower equity investments than are typically required by construction lenders and mortgage financing institutions. Since its founding in 1946, DeGeorge has originated more than 40,000 homes, with over 1,000 units in each of the last four years and nearly 1,500 in 1996.

     The DeGeorge approach, which has been developed and refined over the years, offers advantages for many buyers. For first-time homeowners, this method allows earlier access to home ownership, particularly in the current economic climate, in which many find it difficult to accumulate the usual 20% down payment most lenders require. For many buyers in this category, DeGeorge represents the only viable means of home access. For others, the DeGeorge approach enables the purchase of a larger and/or more upscale home than would otherwise be affordable.

     DeGeorge's just-in-time fulfillment of building materials, coupled with its extensive construction support services, enables customers without prior building experience to eliminate the need for general contractors. This yields savings that translate into equity, which lower customers' permanent mortgage financing needs. DeGeorge also offers its customers the ability to earn additional equity through participation in various phases of the construction process.

     DeGeorge's financing package further facilitates home ownership by offering single-source construction loan financing at competitive rates for land purchased by its customers (up to 90%) and 100% construction financing for services it provides, materials it supplies and construction work performed by approved subcontractors engaged by its customers. Permanent financing, once the home is completed, is either obtained by the customer from a third-party lender with assistance by Plymouth Capital, DeGeorge's mortgage banking subsidiary, or provided directly by Plymouth Capital with the loan typically being sold in the secondary mortgage market.

CUSTOMER FINANCING

     DeGeorge offers prospective homebuyers the opportunity to develop the equity that they would otherwise lack to acquire a comparable home through conventional means, by eliminating the general contractor and through their contribution of time and often labor to the construction of their home. Through its subsidiary Plymouth Capital, DeGeorge provides customers with construction financing secured by a mortgage on the home and home site. Plymouth Capital lends the customer money to purchase the full amount of services and products provided by DeGeorge. In addition, Plymouth Capital advances eligible customers up to 90% of the cost of the home site, plus much of the cost of required ancillary work by sub-contractors, such as the foundation, well and septic installations. DeGeorge commits to extend such a loan only after having received at least one "site and plan appraisal" on the property and home to be constructed, which appraisal indicates the permanent mortgage that the home will support when complete, generally based on an 80% loan-to-value ratio. During the construction period the customer pays only interest on the loan.

     DeGeorge conducts standard credit checks on all applicants. Income is ascertained and verified, credit histories are researched and evaluated, and ratios of income to total debt and to mortgage debt are calculated with the requirement that the prospective customer meet third-party lending standards within the two-year period provided for the completion of construction. DeGeorge's basic guideline is that annual mortgage debt service be no more than 30% of total annual income, which allows for modest growth in the customer's income during the construction period. Similarly, DeGeorge will accept a higher than 80% loan-to-value on the initial appraisal when making its financing decision, assuming an increase in appraised value over DeGeorge's construction loan period. For financed loans for the year ended December 31, 1996, the loan-to-value ratio averaged 82.2%.

     After a preliminary review and approval of the customer's credit worthiness, processing of the order continues and a customer service representative places an introductory call to the customer to review the DeGeorge program. Information is assembled to complete the loan underwriting, a site and plan appraisal is ordered and evaluated, and a title policy is procured. The customer service representative works closely with the customer, finalizing subcontractor costs, verifying the home selection options and establishing the final construction loan amount.

     Prior to the start of the project, a formal loan closing occurs and a fully executed mortgage is recorded on the home site and home to be constructed. DeGeorge perfects its security priority at the earliest stage possible under the Uniform Commercial Code.

CUSTOMERS AND MARKETS

INDIVIDUAL HOMEBUYERS

     DeGeorge's customers are typically moderate-income households, with annual incomes averaging $49,900 per household for homes originated during 1996. They are often first-time homebuyers who have the desire to acquire a home of their own and have (or have the potential to develop) adequate family income to make mortgage payments, but lack the cash equity typically required to qualify for a traditional mortgage. DeGeorge offers these prospective homebuyers the opportunity to develop, through their contribution of time and often labor to the construction of their homes, the equity which they lack to acquire comparable homes through conventional means. Although most of DeGeorge's homebuyers use its construction financing, DeGeorge does make some cash sales at a discount from the prices of financed homes. Cash sale units compared to total homes shipped for 1996, 1995 and 1994 were 2.6%, 3.8% and 7.2%, respectively.

     DeGeorge currently markets homes in 45 states. Its sales are concentrated primarily in the midwest and west. The midwest states of Michigan, Wisconsin, Ohio and Illinois collectively accounted for approximately 32%, 32% and 28% of unit sales in 1996, 1995, and 1994, respectively; whereas the western states of Colorado, Idaho, Nevada and Utah collectively represented approximately 27%, 32% and 33% of unit sales in 1996, 1995 and 1994, respectively. Sales of DeGeorge's homes are highest in the outer-suburban rings surrounding metropolitan or suburban areas.

DEVELOPMENT OF OTHER MARKETS

     In addition to sales to individual homebuyers, DeGeorge sells homes to non-profit and community service organizations. Its principal customer in this category, through 1996, was Habitat For Humanity, a private-sector, non-profit organization. With funding and volunteer labor contributed by church groups and other charitable organizations throughout the United States, Habitat For Humanity builds homes for families who could not otherwise afford acceptable housing. Sales to individual chapters of Habitat For Humanity totaled 30 homes in 1996, 42 in 1995 and 51 in 1994. In 1993, DeGeorge began selling homes to American Indian tribal groups which totaled 34, 85 and 20 units in 1996, 1995 and 1994, respectively. Sales to Habitat For Humanity, other non-profit organizations and American Indian tribal groups, which are at somewhat lower profit margins than standard units, are made for cash, with no construction financing extended.

     During 1995, the Company completed its startup phase for turnkey home building in Florida with DeGeorge/Florida completing and settling 28 homes in 1996 compared to 13 settlements in 1995. Also in 1995, the Company began the process of developing a direct response marketing channel for DeGeorge's core business. During 1996, successful tests were conducted, a comprehensive marketing strategy was formulated, an infomercial and fulfillment video tape were completed, direct marketing personnel were hired, computer systems and procedures were completed, and the first media buy was made with airings beginning in January 1997.

PRODUCT FULFILLMENT

     DeGeorge is in the process of implementing local product fulfillment in the customer's locality rather than providing building materials through Company owned or leased distribution facilities. This approach is expected to provide for a more cost effective method of product fulfillment, better staging and delivery of building materials to customers and an economically viable way of meeting the current demand for its product beyond the geographic areas serviced by its distribution centers. The Company anticipates that it will be securing building materials locally by mid-year 1997.

     The overall objective of DeGeorge's product fulfillment program is to purchase materials of the desired quality, in a timely manner and at the optimum price. To assure availability of supply, DeGeorge strives to create and maintain vendor relationships and sources of materials, with needs being determined based on seasonality and backlog of orders. All purchased products and vendors are reviewed periodically for price competitiveness, quality and customer service relative to locally purchased and supplied material. DeGeorge has not experienced any significant delays in obtaining necessary supplies because DeGeorge buys standardized materials and has established purchasing relationships with many different manufacturers and distributors or vendors. In some instances, DeGeorge does make purchasing commitments to suppliers of certain products to insure availability during periods of heavy demand. These commitments are cancelable without monetary penalty if subsequent requirements change. In those instances where DeGeorge is still supplying material from one of its remaining distribution facilities rather than through a local distribution channel, it is not required to carry significant amounts of inventory to meet rapid delivery requirements of customers or to assure a continuous allotment of materials from suppliers.

EMPLOYEES

     As of December 31, 1996, DeGeorge had 353 employees, excluding 132 sales representatives, all of whom are independent contractors and not employees. Of the 353 employees, 192 were hourly employees, and the remainder were salaried.

     None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

TRADEMARKS

     The Company's trademarks and service marks include "DeGeorge," "Miles Homes," "Pathway Homes" and "Patwil Homes." The Company does not believe that its competitive position is dependent on trademark protection.

SEASONALITY OF BUSINESS

     DeGeorge has historically sold houses predominantly in the northern sections of the United States. Because very little housing start activity occurs during the winter months, DeGeorge has consistently shipped a very small percentage of its total annual volume from late November through March. Accordingly, approximately 8.1% of initial shipments to customers during the year are delivered in the first quarter (based on the average of 1996, 1995 and 1994 data). Because DeGeorge recognizes revenue as it ships the various components of each home (in relation to all material shipped), revenue recognition is heavily weighted to the initial shipment of material, which typically comprises approximately 50-60% of the total material value of the DeGeorge package. Thus, the first quarter of the year tends to show a loss, as fixed costs are spread over a lower revenue base rather than the average revenue base for the full year.

ORDERS IN PROCESS

     DeGeorge's orders in process are those orders that are in the process of being qualified or have been qualified based on adequate credit, equity and income and which have not commenced shipments of materials. At December 31, 1996, the number of orders in process decreased to 580 compared to 882 orders in process at December 31, 1995 and 650 at December 31, 1994.

BACKLOG

     Backlog is management's estimate of those orders in process that will ultimately be fulfilled. The number of orders in process for DeGeorge is significantly more than the number of orders actually fulfilled due to both order disqualifications as the underwriting process is finalized and customer cancellations. At
December 31, 1996, management estimated that DeGeorge's backlog was 264 units which have not commenced construction (which would generate approximately $15.8 million in gross housing revenue assuming completion of these 264 homes, which average $60,000 per home), all of which are expected to commence on or before December
31, 1997. At December 31, 1995, DeGeorge's backlog was 344 units which had not commenced construction (which generated approximately
$21.5 million in gross housing revenue), all of which were started on or before December 31, 1996. In addition, as of December 31, 1996 and 1995, DeGeorge included in its backlog $14.7 million and $12.2 million, respectively, of gross housing revenue related to estimated remaining product deliveries to customers with homes under construction.

COMPETITION

     DeGeorge believes that its ability to extend construction financing along with providing customer support differentiates it from other participants in the owner-involved homebuilding industry. Certain competitors do offer similar services and more may provide them in the future. To the extent the element of DeGeorge-supplied financing is important in attracting customers, DeGeorge also competes with financial institutions and other providers of home construction loans. The homebuilding industry is highly competitive and fragmented. DeGeorge competes for sales with builders of new homes, sellers of existing homes and suppliers of modular and manufactured homes. In virtually every geographic market in which DeGeorge competes, single family homebuilding is dominated by the conventional, wood-frame homebuilding to which DeGeorge provides access. DeGeorge believes that most homebuyers who can afford wood-frame homes would prefer them to modular and other types of alternative housing because of their higher quality, design options and higher resale value. Accordingly, DeGeorge believes that it has an advantage over most of its competitors because it is able to provide this category of homes to persons who have the income but lack the cash equity to purchase a conventional home through traditional means.

     During the course of its 50-year business history, DeGeorge has developed efficient systems for tracking customer activity, underwriting construction loans, providing construction support and increasing the certainty of the eventual collection of a high percentage of its customers' obligations. DeGeorge believes that these systems could not be replicated quickly or inexpensively.

ENVIRONMENTAL IMPACT OF OPERATIONS

     The Company is unaware of any asserted or unasserted adverse environmental claims or impacts as a result of its operations.

ITEM 2. PROPERTIES

     In September 1996, the Company completed and moved into its new corporate facility located in Cheshire, Connecticut, the cost of which was $4.3 million, including land of $600,000. The project was partially financed with proceeds of an $800,000 loan from the State of Connecticut, Department of Economic Development. The Company also leases office space in Cheshire where certain operational and telemarketing functions are performed.

     On February 7, 1996, as part of the Company's relocation plan, DeGeorge sold its corporate facility located in the Minneapolis, Minnesota metropolitan area for $4.2 million. The sales agreement provided for an initial cash payment by the buyer of $500,000 with subsequent payments of $2.6 million on July 1, 1996, $350,000 on October 1, 1996 and $750,000 on
July 1, 1997. The proceeds received through July 1996 were substituted as collateral in place of the real property and deposited to a fund that secures the Senior Secured Bonds of $2.6 million, the balance of which was $3.0 million at December 31, 1996.

     DeGeorge has product distribution facilities in Fort Wayne, Indiana; Denver, Colorado; and Owatonna, Minnesota. The facilities in Fort Wayne and Denver are leased. On January 12, 1997, the Company entered into a contractual agreement to sell its owned distribution facility in Owatonna, Minnesota for $1.1 million in cash, part of which will be used to retire a capital lease with an outstanding principal balance of $810,000. The sale closing is scheduled to occur on March 31, 1997.

The expected gain on sale exceeds the total anticipated costs relating to the disposition of this facility. Previously, an owned distribution facility in Mountain Top, Pennsylvania was sold on June 11, 1996 for $1.3 million from which the Company received net cash proceeds of $1.1 million after deduction for settlement expenses, resulting in a second quarter 1996 gain of $600,000.

     On January 12, 1996, pursuant to the Used Aircraft Purchase Agreement, the Company acquired a one-half interest in a jet aircraft for a total purchase price of $1.5 million. The aircraft is managed by an independent aircraft charter service and is predominately leased to third parties. The aircraft is also used by Company personnel for Company business as required. Charter revenues from the aircraft substantially offset operating costs during 1996.

     The Company owns a condominium in Cheshire, Connecticut which was previously rented to Mr. Peter R. DeGeorge, Chairman and Chief Executive Officer of the Company. The property is currently occupied by a caretaker, who is caring for the property in exchange for below market rent until the local real estate market improves at which time the Company plans to list the property for sale. An additional condominium located in Cheshire, which was used by company personnel during the transfer of operations from Minnesota, is currently for sale. The company also owns a condominium located in Jupiter, Florida which is used by various company employees assigned to the Florida operation from time to time. See "Transactions with Directors and Officers".

     During 1996 and 1995, DeGeorge leased administrative office space from an affiliate at a total net lease cost of approximately $216,000 and $236,000, respectively. See "Transactions with Star Services". During 1996 and 1995, DeGeorge/Florida also leased sales and administrative office space in Jupiter, Florida.

ITEM 3. LEGAL PROCEEDINGS

     The Company is currently the subject of an investigation by the United States Securities and Exchange Commission (the "SEC"). See "Certain Relationships and Related Transactions - SEC Investigation".

     On August 20, 1996, the Company initiated a lawsuit in federal court in Minnesota against three former executives of the Company: Paul Vogel, David Gaither and Ray Parker, alleging that these individuals conspired to form a competing business that misappropriated proprietary information and trade secrets. The Company further alleges that the defendants intentionally disrupted the Company's ongoing business operations by falsely creating a grim view of the Company's financial situation among employees and sales representatives to convince them to leave the Company and join the defendants' new venture. The Company also alleges that these defendants, which included the Company's national sales manager and a regional sales manager, while still employed by the Company, encouraged members of the Company's independent sales force to curtail sales activity. Messrs. Vogel, Gaither and Parker have consented to court orders enjoining them from using the Company's trade secrets and proprietary information in their business venture, although they continue to deny that they have misappropriated such trade secrets or proprietary information. This action is in the discovery phase.

     The arbitration filed by Patwil Homes against the former owners and principals of Patwil Homes seeking damages for alleged breaches of representations made in the agreement pursuant to which the assets of Patwil Homes were purchased was concluded in 1996 with a decision rejecting Patwil Homes' claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At its annual meeting on November 7, 1996, the stockholders adopted proposals:
          (1) to elect two Class II members and one Class III member of the Board of Directors;
          (2) to change the name of the corporation from "Miles Homes, Inc." to "DeGeorge Financial Corporation"; and
          (3) to ratify the selection of Price Waterhouse LLP, independent public accountants, as the auditors of the Company for the fiscal year ending December 31, 1996.

     None of these actions has an impact on the accompanying financial statements as of December 31, 1996 and for the period then ended, nor will these actions have a material financial statement impact in the future.

                                      PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

(a) MARKET INFORMATION

     The Company's common stock, $.10 par value ("Common Stock"), has been publicly traded on the NASDAQ National Market tier of the NASDAQ Stock Market-sm- since December 3, 1992 (the date of the Company's initial public offering) under the symbol DEGE (formerly "MIHO"). The following table sets forth the high and low sales price information as quoted by NASDAQ for each of the periods indicated:
                                              High                Low
Period Reported                               Price               Price
---------------                               -----               -----
Quarter ended December 31, 1996               $1.75               $0.81
Quarter ended September 30, 1996               2.50                1.56
Quarter ended June 30, 1996                    2.25                1.38
Quarter ended March 31, 1996                   2.38                1.25
Quarter ended December 31, 1995                1.75                0.75
Quarter ended September 30, 1995               1.88                0.75
Quarter ended June 30, 1995                    3.13                1.19
Quarter ended March 31, 1995                   3.13                1.88

(b) HOLDERS

     As of March 14, 1997, the Company estimated that there were approximately 1,049 holders of the Company's Common Stock, including individual participants in security position listings.

(c) DIVIDENDS

     The Company has not paid cash dividends on its Common Stock since its initial public offering, and it does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA


                                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------------------------------
                                                          1996           1995           1994           1993            1992
                                                        --------       --------       --------       --------         -------
                                                               (in thousands, except for per share and operating data)
STATEMENT OF OPERATIONS DATA:
Net housing revenue                                     $ 86,162       $ 60,615       $ 56,548       $ 49,741         $32,320
Financial services revenue                                 5,424          5,844          6,216          5,230           4,634
                                                        --------       --------       --------       --------         -------
  Total revenue                                           91,586         66,459         62,764         54,971          36,954
                                                        --------       --------       --------       --------         -------
Costs and expenses:
  Cost of sales                                           54,758         38,270         34,819         29,309          18,351
  Selling                                                 12,786         11,998          9,580          9,984           7,545
  General and administrative                              17,104         15,138         13,658          7,871           5,864
  Provision for credit losses                              1,975          2,460          2,599          2,180           1,580
  Interest expense                                         6,230          7,558          7,726          3,054           3,969
  Other (income) expense                                  (1,858)          (540)            26             38             (70)
  Restructuring expense                                        -          1,358            903              -               -
                                                        --------       --------       --------       --------         -------
Income (loss) from continuing operations
 before income taxes and cumulative effect
 of a change in accounting principle                         591         (9,783)        (6,547)         2,535            (285)
Income tax benefit (provision)                               236         (1,272)         1,702         (1,020)            (23)
Cumulative effect of a change in
 accounting principle(1)                                       -              -              -          1,060               -
                                                        --------       --------       --------       --------         -------
Income (loss) from continuing operations                     827       $(11,055)        (4,845)         2,575            (308)
Discontinued operations-income (loss)(5)                     350        (16,618)        (5,054)           958               -
                                                        --------       --------       --------       --------         -------
Net income (loss)                                       $  1,177       $(27,673)      $ (9,899)      $  3,533         $  (308)
                                                        --------       --------       --------       --------         -------
                                                        --------       --------       --------       --------         -------

COMMON STOCK DATA:(2)
Income (loss) per share from continuing
  operations                                            $   0.08       $  (1.02)      $  (0.46)      $   0.28         $ (0.06)
Discontinued operations-per share income
  (loss), net of tax                                        0.03          (1.54)         (0.48)          0.10               -
                                                        --------       --------       --------       --------         -------
Net income (loss) per share                             $   0.11       $  (2.56)      $  (0.94)      $   0.38         $ (0.06)
                                                        --------       --------       --------       --------         -------
                                                        --------       --------       --------       --------         -------
Weighted average shares outstanding                       10,810         10,810         10,505          9,188           5,306
Shares outstanding at year end                            10,810         10,810         10,810         10,470           8,615

OPERATING DATA:
Homes shipped                                              1,494          1,246          1,018          1,014             765
Average price per home                                  $ 59,300       $ 59,000       $ 63,100       $ 57,200         $53,400
Sales representatives (at period end)                        132            132            142            128             123
Gross orders received(3)                                   3,054          3,153          2,445          3,012           1,899

BALANCE SHEET DATA (AT PERIOD END):
Notes receivable, net                                   $ 26,726       $ 35,074       $ 73,131       $ 67,785         $46,811
Total assets                                              95,815         85,662        123,343        105,307          62,697
Notes payable                                             47,265(4)      47,849         72,307         40,450          31,500
Notes payable to related parties                               -              -              -          1,592           1,502
Accumulated (deficit)                                    (41,970)       (43,147)       (15,474)        (5,575)         (9,108)


(1) The cumulative effect of a change in accounting principle reflects adoption of Statement of Financial Accounting Standards No. ("FAS") 109, whereby the Company recognized tax benefits primarily attributable to the recognition of operating loss carryforwards not previously recognizable. See "Income Taxes".

(2) The computation of net income (loss) per share is based on the weighted average number of common shares and common share equivalents outstanding during each period presented.

(3) The number of orders received is significantly higher than the number of units actually shipped. The conversion rates of gross orders received to units shipped in the years 1995, 1994 and 1993 were 40.1%, 40.8% and 32.8%, respectively. During 1996, 3,054 gross order were received, a number of which will not actually be shipped until 1997. Out of the 2,620 gross orders received as of September 30, 1996, 948 units had been shipped against those orders as of December 31, 1996, for a conversion rate to date of 36.2%. This conversion rate should be higher once all units have been shipped relative to those orders.

(4) Includes (a) 12% Senior Notes due 2001 of DeGeorge of which $43.7 million, net of unamortized issuance costs, were outstanding at December 31, 1996:
     (b) Senior Secured bonds issued by DeGeorge, of which $2.6 million were outstanding at December 31, 1996; and, (c) a State of Connecticut term loan to the Company, of which $763,000 of principal was outstanding at December 31, 1996.

(5)  Income (loss) from discontinued operations are stated net of taxes.

SUMMARIZED FINANCIAL INFORMATION

     Summarized financial information of DeGeorge as of December 31, 1996 and 1995 and for the years ended December 31, 1996 and 1995 is as follows (in thousands):

                                                 DECEMBER 31,
                                           -----------------------
                                             1996           1995
                                           --------        -------
Total assets                               $100,743        $87,524
Total liabilities                            88,083         74,586

Total assets include intercompany receivables of $25.2 million and $27.7 million, respectively, at December 31, 1996 and 1995.

                                          YEAR ENDED
                                          DECEMBER 31,
                            -------------------------------------
                              1996           1995           1994
                            -------        -------        -------
Net revenue                 $91,586        $66,459        $62,764
Net income (loss)               918         (9,434)        (4,261)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion makes various comparisons relevant to the results of operations of the Company for the years ended December 31, 1996, 1995 and 1994 with regard to continuing and discontinued operations. Discontinued operations relate to the Company's wholly-owned subsidiary, Patwil Homes, which was formally slated for closure on November 27, 1995 (see "Discontinued Operations").

OPERATING RESULTS

     The Company reported net income of $1.2 million for the year ended December 31, 1996, or $0.11 per share, as compared to net losses of $27.7 million, or $2.56 per share, for 1995, and a loss of $9.9 million, or $0.94 per share, for 1994. Per share amounts are based on 10.8 million, 10.8 million and 10.5 million weighted average shares outstanding for 1996, 1995 and 1994, respectively. Total revenue increased to $91.6 million in 1996 from $66.5 million in 1995 and $62.8 million in 1994.

     Income from continuing operations for the year ended December 31, 1996 was $800,000, or $0.08 per share, as compared to losses from continuing operations of $11.1 million in 1995 ($1.02 per share) and $4.8 million in 1994 ($0.46 per share). Discontinued operations reported income in 1996 of $400,000, or $0.03 per share, and losses of $16.6 million in 1995 ($1.54 per share) and $5.1 million in 1994 ($0.48 per share). The loss from discontinued operations for 1995 included an $8.4 million ($0.78 per share) loss from operations and a charge of $8.2 million ($0.76 per share) recorded at December 31, 1995 related to the estimated losses on disposal during the phase-out period.

     During 1996, the Company shipped 1,494 units up from 1,246 units in 1995 and 1,018 units in 1994. Gross orders received in 1996, 1995 and 1994 were 3,054, 3,153, and 2,445, respectively.

     The Company attributes the 1996 revenue and income growth in continuing operations to the restructuring of operations that was completed in 1996. From 1994 to 1996, the Company re-engineered its systems and operations, revised its sales plans and marketing strategies, relocated its operations from Plymouth, Minnesota to Cheshire, Connecticut and shut down the operations of Patwil Homes. Management believes that its decision in 1995 to close Patwil Homes enabled the Company to direct its full resources to the growth and development of its core business.

REVENUE

     Total revenue from continuing operations for the year ended December 31, 1996 increased to $91.6 million from $66.5 million in 1995, an increase of $25.1 million, or 37.8%. The growth in total revenue is comprised of an increase in net housing revenue of $25.5 million, or 42.1%, to $86.2 million in 1996 from $60.6 million in 1995, and a decrease in financial services revenue of $400,000. The increase in net housing revenue was principally due to a 19.9% increase in the number of total orders shipped (1,494 units in 1996 versus 1,246 units in 1995), of which shipments of standard orders increased by 26.5%, (1,393 units in 1996 versus 1,101 units in 1995). The average selling price of a unit increased only slightly in 1996 (to $59,300 from $59,000 in 1995). Sales of turnkey homes increased to 33 units in 1996 from 15 units in 1995 contributing $7.1 million to total revenue in 1996 as compared to $1.1 million in 1995.

     Net housing revenue also increased in 1995 from 1994, by $4.1 million, principally due to an increase in the number of units shipped (1,246 in 1995 versus 1,018 in 1994) and a decrease in the usage of sales discounts, which was partially offset by a decrease in the average selling price of $4,100 per unit ($59,000 in 1995 versus $63,100 in 1994).

     Financial services revenue, which is comprised principally of interest charged to the Company's customers on construction loans and also includes customer insurance placement fees, loan origination fees and net loan servicing income, totaled $5.4 million, $5.8 million and $6.2 million in 1996, 1995 and 1994, respectively. The decrease in financial services revenue is primarily due to the sale of construction loans pursuant to the Construction Loan Purchase and Servicing Agreement entered into with a mortgage financing company on April 14, 1995 (the "Construction Loan Agreement"). Loans sold under this agreement are serviced by Plymouth Capital. Net loan servicing income represents fees collected by Plymouth Capital for servicing construction loans that have been sold, offset by amortization of prepaid mortgage servicing costs recorded at the time of the loan sale.

     DeGeorge typically sets the rates on contractual notes receivable slightly below market rates and offers sales promotions providing for temporary interest rate reductions to facilitate the sale of its product. During the latter part of 1995, the Company began reporting the value of such promotions as discount expense, reducing net housing revenue, and as a corresponding offset, increased interest income. The resulting effect was reflected in an increase in the weighted average interest rate earned on the portfolio, which was 8.0%, 7.5%, and 7.9% for 1996, 1995 and 1994, respectively. Prior to entering into the Construction Loan Agreement, the Company utilized bank credit facilities to finance its operations.

MARGIN ANALYSIS

     The following table sets forth, for the periods indicated, the percentage of the Company's total revenue represented by each statement of operations line item presented:

                                                 YEAR ENDED DECEMBER 31,
                                          ------------------------------------
                                           1996           1995           1994
                                          ------         ------         ------
Net housing revenue                        94.1%          91.2%          90.1%
Financial services revenue                  5.9            8.8            9.9
                                          -----          -----          -----
  Total revenue                           100.0          100.0          100.0
                                          -----          -----          -----
Costs and expenses:
  Cost of sales (1)                        59.8           57.6           55.5
  Selling                                  13.9           18.0           15.3
  General and administrative               18.7           22.8           21.8
  Provision for credit losses               2.2            3.7            4.1
  Interest expense                          6.8           11.4           12.3
  Other (income) expense                   (2.0)          (0.8)           0.0
  Restructuring expense                     0.0            2.0            1.4
                                          -----          -----          -----
Income (loss) from continuing
  operations before income taxes            0.6%         (14.7)%        (10.4)%
                                          -----          -----          -----
                                          -----          -----          -----

(1) Cost of sales as a percentage of net housing revenue was 63.6%, 63.1% and 61.6% for the years ended December 31, 1996, 1995 and 1994, respectively.

DISCOUNTS

     For marketing purposes, DeGeorge may offer sales promotions to customers at the time of sale, typically consisting of free interest for the first several months or merchandise (such as appliances). As a result of its product standardization and revised marketing plans that were implemented in late 1995, DeGeorge significantly reduced the usage of sales promotions and incentives to 3.5% of gross housing revenue for the year ended December 31, 1996, as compared to 8.1% for 1995 and 8.9% for 1994. DeGeorge has also discontinued offering refinancing incentive discounts as a result of the Construction Loan Agreement. The following table shows the offsets to gross housing revenue represented by these items for the periods indicated (in thousands):

                                               YEAR ENDED DECEMBER 31,
                                        -------------------------------------
                                          1996           1995           1994
                                        -------        -------        -------
Gross housing revenue                   $89,373        $66,660        $63,042
Less:
  Sales promotions and incentives         3,135          5,409          5,609
  Cash discounts                             76            636            885
                                        -------        -------        -------
Net housing revenue                     $86,162        $60,615        $56,548
                                        -------        -------        -------
                                        -------        -------        -------

Net housing revenue as a percentage
  of gross housing revenue                 96.4%          90.9%          89.7%
                                        -------        -------        -------
                                        -------        -------        -------

COST OF SALES

     Cost of sales includes cost of materials, warehousing, material handling, shipping and construction monitoring.

     The Company's cost of sales from continuing operations for the year ended December 31, 1996 was $54.8 million, an increase of $16.5 million from the year ended December 31, 1995. This increase was principally due to an increase in the number of units shipped (1,494 in 1996 versus 1,246 in 1995). As a percentage of net housing revenue, cost of sales was 63.6%, 63.1% and 61.6% for the years ended December 31, 1996, 1995 and 1994, respectively.
The net increase in cost of sales (as a percentage of net housing revenue) for the year ended December 31, 1996 principally resulted from higher costs of sales associated with turnkey units, which increased to 33 units in 1996 from 15 in 1995, and increased shipping costs of $1.4 million associated with servicing standard order customers beyond the local area of DeGeorge's distribution centers. During 1995, DeGeorge experienced a reduction in the cost of lumber of 11.9% partially offset by a net increase in various other product costs, an increase in shipping costs of $1.5 million and $500,000 of non-recurring costs related to the start-up of the Denver distribution center.

SELLING EXPENSES

     Selling expenses from continuing operations increased to $12.8 million in 1996 from $12.0 million in 1995, up $800,000, or 6.6 %. The increase consists of additional compensation paid to sales personnel in connection with increased order activity and was partially offset by a reduction in costs for sales collateral material which was a non-recurring charge recorded in 1995. From 1994 to 1995, selling expenses from continuing operations increased by $2.4 million, or 25.2%, principally due to additional sales compensation paid, increased advertising costs and non-recurring charges for sales collateral materials.

     At December 31, 1996, 1995 and 1994, DeGeorge had 132, 132 and 142 full-time sales representatives, respectively. The Company discontinued its use of part-time affiliate sales representatives during the latter part of 1996.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses from continuing operations were $17.1 million for the year ended December 31, 1996, as compared to $15.1 million and $13.7 million in 1995 and 1994, respectively. As a percentage of total revenue, however, general and administrative expenses decreased in 1996, to 18.7%, from 22.8% and 21.8%, respectively, for 1995 and 1994. The increase in expense for 1996 was primarily attributable to $1.6 million of non-recurring compensation, transition and facilities costs incurred in connection with the movement of operations from Plymouth, Minnesota to Cheshire, Connecticut as well as legal costs of $400,000.

     For the year ended December 31, 1995, general and administrative expenses increased $1.5 million, or 10.8%, from 1994. This increase was principally the result of non-recurring startup expenses of $600,000 for turnkey housing projects in Florida; legal expenses of $400,000 and costs of $200,000 incurred for developing a direct marketing distribution channel for DeGeorge.

     The increases in legal costs incurred in 1996 and 1995 were largely associated ($600,000 of the $800,000 over the two year period) with the SEC inquiry (see "Certain Relationships and Related Transactions - SEC Investigation").

INTEREST EXPENSE

     Interest expense for the year ended December 31, 1996 decreased by $1.3 million, to $6.2 million from $7.5 million in 1995. $800,000 of this decrease relates to the retirement of a secured revolving credit facility with BT Commercial Corporation (the "BT Facility") in April 1995 with proceeds from the sale of a portion of its construction loans pursuant to the Construction Loan Agreement. Of the remaining decrease, $400,000 is attributable to reduced interest costs relating to the Company's purchases on July 28, 1995 and October 15, 1996, respectively, of $4.9 million and $625,000, face value, of outstanding 12% Senior Notes due 2001 of DeGeorge (the "12% Senior Notes").

     On April 8, 1994, a secured credit agreement with a bank group was replaced by the issuance of the 12% Senior Notes. The BT Facility was consummated on March 30, 1994. As a result of these transactions, interest expense for 1995 decreased $200,000 from 1994.

OTHER (INCOME) EXPENSE

     Other income increased during 1996 by $1.3 million, to $1.8 million from $500,000 in 1995. Components of this increase include $600,000 of gain relating to the disposal of the Company's distribution facility in Mountain Top, Pennsylvania; gain of $500,000 from the sale of second mortgage notes receivable; $500,000 of increased interest income earned on an escalating balance of deposits maintained pursuant to the Construction Loan Agreement; and $200,000 of gain from the sale of fixed assets. The increases in other income for 1996 were offset by $500,000 of costs relating to write-downs and maintenance costs for real estate owned.

RESTRUCTURING OF OPERATIONS

     During 1996, the Company completed its restructuring and relocation of operations. From 1994 to 1996, the Company re-engineered its systems and operations, revised its sales plans and marketing strategies, relocated its operations from Minnesota to Connecticut and shut down the operations of Patwil Homes. At December 31, 1995 and 1994, the Company had recorded restructuring expenses of $1.4 million and $900,000, respectively, in connection with formal plans implemented during 1995 and 1994. During the year ended December 31, 1996, the Company incurred compensation, transition and facilities costs in excess of amounts previously estimated, primarily due to its delayed occupation of its new corporate facility in Cheshire and its decision to extend the employment of former Minnesota personnel, whose continued services provided support and training to new personnel during and after the transfer of operations, which enabled the Company to simultaneously and successfully fulfill the 26.5% increase in shipments of standard orders in 1996. By December 31, 1996, all redundant costs for multiple facilities and excess personnel were eliminated.

     In December 1995, the Company implemented the formal relocation plan relating to the closing of its Plymouth facility in the Minneapolis metropolitan area, where operational and administrative functions were performed. Restructuring costs of $1.4 million, principally for employee severance wages and benefits, were recorded at December 31, 1995.

     During 1994, the Company recorded $900,000 of restructuring expense of which $800,000 was for costs associated with the replacement of inefficient and outdated computer software. The remaining costs consisted primarily of employee severance costs and related benefits.

INCOME TAXES

     On January 1, 1993, the Company adopted FAS 109 which provides for the recognition of deferred tax assets and liabilities based on expected future tax consequences of events that have been recognized in the Company's financial statements. As of December 31, 1995, the Company had accumulated a gross deferred tax asset of $14.7 million, against which a full valuation allowance had been recorded. During 1996, changes in temporary differences caused a reduction in the gross deferred tax asset to $14.0 million, against which the Company recorded a valuation allowance of $13.7 million. The decrease in the valuation allowance and corresponding recognition of deferred income taxes of $300,000 at December 31, 1996 is directly attributable to earnings of $900,000 for the year ended December 31, 1996.

     During 1995, the Company expensed, in its entirety, a deferred tax asset of $2.4 million that had been carried forward from prior years, of which $1.1 million was recorded against discontinued operations.

     The Company presently has a September 30 fiscal year end for tax reporting purposes. The Company has requested and the Internal Revenue Service has approved a change in the tax year end to December 31. For federal income tax purposes, the Company had net operating loss carryovers of $17.5 million at December 31, 1996, which will fully expire by the year 2011.

DISCONTINUED OPERATIONS

     During 1996, the Company essentially completed the phase out of operations for its Patwil Homes subsidiary. Contracts for the construction of customers' homes were substantially performed during the year and assets of discontinued operations were reduced, through liquidation, by $5.1 million, to $2.5 million at December 31, 1996. Net income from discontinued operations was $350,000 for 1996.

     On November 27, 1995, the Company formally announced its intent to phase out and close down the operations of its Patwil Homes subsidiary and all selling and marketing activities ceased at that time. As a result of the Company's decision to discontinue the operations of Patwil Homes, the Company recorded at December 31, 1995, an estimated loss on disposal of $8.2 million, which included a provision of $1.7 million for losses during the phase out period, the write-off of $5.7 million of goodwill and deferred costs, $600,000 relating to the write-down of fixed assets (to net realizable value) and

$200,000 of accrued severance wages and benefits. For the year ended December 31, 1994, losses from discontinued operations included $2.6 million of costs pertaining to the formal restructuring plan discussed earlier (see "Restructuring of Operations"), which was comprised of a $2.1 million write-down relating to the revaluation of model homes and the closing of unprofitable branches and $500,000 for other operational changes.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, cash and cash equivalents were $3.7 million as compared to $2.8 million at December 31, 1995. Since April 1995, the Company has been selling its construction loans to a mortgage financing company pursuant to the Construction Loan Agreement, under which the Company may, at its discretion and subject to certain criteria, sell all of its construction loans. These loans are sold at face value, discounted to provide a return of 1 1/2% over prime (9.75% at December 31, 1996). The Construction Loan Agreement also established a deposit account for retention of a portion of the proceeds from the sale of construction loans as security for credit losses. The balance of deposits at December 31, 1996 and 1995 was $22.4 million and $10.5 million, respectively. The Company receives interest income on these funds, totaling $800,000 and $300,000 in 1996 and 1995, respectively. Deposits are reflected in the financial statements net of provision for estimated credit losses on construction loans sold ($3.5 million and $2.5 million at December 31, 1996 and 1995, respectively).

     Throughout 1996, the Company sold $167.9 million, net face value ($171.1 million gross sales less $3.2 million of repurchased accounts), of construction loans pursuant to the Construction Loan Agreement. Net proceeds to the Company for the year were $142.0 million, after discounting of $13.9 million and deposits of $12.0 million (retainage on sales of $21.3 million less returns of $9.3 million relative to loan payoffs). During 1995, the Company sold $123.1 million, net face value ($123.4 million gross sales less $300,000 of repurchased accounts), of construction loans. Net proceeds for 1995 were $105.4 million, after discounting of $7.2 million and deposits of $10.5 million (retainage of $15.9 million less returns of $5.4 million), of which $24.3 million was utilized to retire the BT Facility in the second quarter of 1995.

     As of December 31, 1996 and 1995, the Company was servicing $180.0 million and $80.3 million, face value, respectively, of previously sold construction loans. The agreement is cancelable by either party upon six months written notice.

     The Company is currently dependent upon cash flow from the sale of construction loans under the Construction Loan Agreement for its working capital needs. Losses for the year ended December 31, 1995, including write-offs occasioned by the discontinuance of operations of Patwil Homes, had caused the Company to violate the minimum tangible net worth covenant in the Construction Loan Agreement (the "Covenant"). Since being verbally notified of the Covenant violation, the mortgage financing company has nonetheless continued to purchase construction loans from the Company. During this period management had on-going discussions with the mortgage financing company concerning this issue.

     In March 1997, the Covenant was amended by written agreement to reflect the Company's present and anticipated financial condition. The amendment revises the Covenant for all periods retroactive to the date of the Construction Loan Agreement. Had the revised Covenant been in force throughout the term of the Construction Loan Agreement (since its inception on April 14, 1995), a violation of the Covenant would never have occurred. The Company is currently in compliance with the revised Covenant.

     At the close of 1996, the Company was effectively committed to fund expenditures of $34.6 million related to cash assistance and contractual obligations with customers in addition to ongoing working capital and debt service requirements. The Company's primary source of funds to satisfy these commitments continues to be the ongoing sale of construction loans to the mortgage financing company under the Construction Loan Agreement described above. As of December 31, 1996, the Company had $37.1 million of gross construction loans available for sale to the mortgage financing company, not including $6.3 million of unfunded cash assistance, which will be recorded at the time the funds are disbursed, resulting in total notes receivable available to fund obligations of $43.4 million at December 31, 1996. The Company believes that a majority of its notes receivable will be eligible for sale under the terms of the Construction Loan Agreement.

     Additional sources of cash available to the Company also include the sale of certain assets, the consolidation of distribution facility operations and the further disposition of remaining assets of discontinued operations, $2.5 million at December 31, 1996. The Company believes that the proceeds from these assets sales would be at least equal to their carrying value.

     The Company is pursuing alternative financing sources which could include borrowings collateralized by the construction loan receivables, inventory and other properties owned by the Company and/or further reducing operating costs. There are, of course, no assurances that these other sources of financing will be obtained or, if obtained, that the cost of such financing would not be substantial.

     On April 8, 1994, DeGeorge completed a refinancing when it issued $50 million of 12% Senior Notes. The 12% Senior Notes consisted of 50,000 units, each unit comprising one 12% $1,000 principal note of DeGeorge and warrants valued at $1.2 million to purchase 12 shares of Common Stock of the Company for $5.75 per share. These warrants expire on April 1, 1997. Net proceeds, after deductions for underwriting discounts and fees, of approximately $46.8 million were used to (i) retire the existing term loan and revolving credit facilities payable to Morgan Guaranty Trust Company of New York, (ii) to retire a loan payable to Peter R. DeGeorge, the Chairman, Chief Executive Officer and principal stockholder of the Company (who had loaned Patwil Homes $3.4 million to retire a loan from Dauphin Deposit Bank and Trust Company), and (iii) for working capital.

     For the year ended December 31, 1994, notes receivable (net) increased $5.3 million (gross receivables of $8.1 million less unearned income, allowances for credit losses, sales promotion and incentives of $2.8 million). During the period, the increase in notes receivable and the operations of the Company were funded primarily by the issuance of the 12% Senior Notes and the $40 million BT Facility dated March 30, 1994 ($19.9 million outstanding as of December 31, 1994). Prior to March 30, 1994 and the consummation of the BT Facility, the Company had fully utilized all of its available credit lines under its various funding arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, together with the report thereon of independent accountants dated March 14, 1997, are included in Part IV, Item 14(a) and are incorporated herein by reference.

QUARTERLY FINANCIAL INFORMATION

     Summarized quarterly financial information for 1996, 1995 and 1994 (restated to reflect discontinued operations, which are net of taxes) is as follows ($ in thousands except per share data):

                                                                                 1996
                                             1996 QUARTER ENDED                  YEAR
                                 -------------------------------------------     ENDED
                                 MAR. 31     JUN. 30     SEP. 30     DEC. 31    DEC. 31
                                 -------     -------     -------     -------    -------
Total revenue                    $10,428     $26,205     $30,477     $24,476    $91,586
Income (loss) from
  continuing operations           (4,241)      1,797       2,138       1,133        827
Discontinued operations-
  income (loss)                      312         310        (109)       (163)       350
Net income (loss)                 (3,929)      2,107       2,029         970      1,177
Income (loss) per share from
  continuing operations(2)         (0.39)       0.16        0.20        0.11       0.08
Discontinued operations-per
  share income (loss) (2)           0.03        0.03       (0.01)      (0.02)      0.03
Net income (loss) per share(2)     (0.36)       0.19        0.19        0.09       0.11

                                                                                 1995
                                             1995 QUARTER ENDED                  YEAR
                                 -------------------------------------------     ENDED
                                 MAR. 31     JUN. 30     SEP. 30     DEC. 31    DEC. 31
                                 -------     -------     -------     -------    -------
Total revenue                    $ 9,803     $18,913     $19,470     $18,273    $66,459
Income (loss) from
  continuing operations           (2,333)     (4,146)(1)     211(1)   (4,787)   (11,055)
Discontinued operations-
  income (loss)                     (944)     (1,923)     (1,587)    (12,164)   (16,618)
Net income (loss)                 (3,277)     (6,069)     (1,376)    (16,951)   (27,673)
Income (loss) per share from
  continuing operations(2)         (0.21)      (0.38)       0.02       (0.45)     (1.02)
Discontinued operations-per
  share income (loss) (2)          (0.09)      (0.18)      (0.15)      (1.12)     (1.54)
Net income (loss) per share(2)     (0.30)      (0.56)      (0.13)      (1.57)     (2.56)

                                                                                 1994
                                             1994 QUARTER ENDED                  YEAR
                                 -------------------------------------------     ENDED
                                 MAR. 31     JUN. 30     SEP. 30     DEC. 31    DEC. 31
                                 -------     -------     -------     -------    -------
Total revenue                    $ 8,984     $19,916     $19,674     $14,190    $62,764
Income (loss) from
  continuing operations           (1,600)(4)     365         (72)     (3,538)(3) (4,845)
Discontinued operations-
  income (loss)                     (751)        452        (616)     (4,139)    (5,054)
Net income (loss)                 (2,351)        817        (688)     (7,677)    (9,899)
Income (loss) per share from
  continuing operations(2)         (0.15)       0.04       (0.01)      (0.34)     (0.46)
Discontinued operations-per
  share income (loss)(2)           (0.07)       0.04       (0.06)      (0.39)     (0.48)
Net income (loss) per share(2)     (0.22)(4)    0.08       (0.07)      (0.73)(3)  (0.94)

(1) Includes the accelerated write-off of $928,000 remaining deferred debt issuance costs due to the early retirement of the BT Facility on April
     18, 1995 and the gain of $925,000 from the write-off of the original issue discount and unamortized bond issue costs pertaining to the Company's purchase of $4.9 million, face value, of outstanding 12% Senior Notes on July 28, 1995.

(2) Per share computations are based on 10,483,589 shares in the 1st quarter of 1994, 10,503,526 shares in the 2nd and 3rd quarters of 1994, 10,529,903 shares in the 4th quarter of 1994 and 10,810,193 shares in 1995 and 1996.

(3) Loss and net loss per share in the fourth quarter includes a) a $3.5 million charge for the Company's restructuring of operations, of which $900,000 relates to continuing operations and $2.6 million pertains to discontinued operations; b) $600,000 of compensation expense recognized for stock awards issued to two executives of the Company in December 1994; and c) a $300,000 charge for warranty and legal claims filed against the Company.

(4) First quarter 1994 information has been adjusted to reflect a $629,000 reversal as a result of incorrect estimates.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name, age and position of each person as of March 25, 1997 who is a director and/or executive officer of the Company, DeGeorge, Plymouth Capital, DeGeorge/Florida or DeGeorge/New England:

NAME                  AGE       POSITION
----                  ---       --------
Peter R. DeGeorge     50        Chairman, Chief Executive Officer and
                                President of the Company; Chairman and
                                President of DeGeorge; Chairman of Plymouth
                                Capital; Chairman and Senior Vice President of
                                DeGeorge/Florida and DeGeorge/New England

P. Peter Pascali      37        Director of the Company

John H. Warren        55        Director of the Company

James G. Einloth      51        Director and Vice President of the
                                Company; Vice President of DeGeorge; President of DeGeorge/Florida and DeGeorge/New England

Gregory J. Hendel     36        Vice President of the Company; Executive
                                Vice President of DeGeorge

Salvatore A. Bucci    42        Vice President of the Company and
                                DeGeorge; Director and President of Plymouth
                                Capital; Vice President of DeGeorge/Florida and DeGeorge/New England

James E. Fenske       54        Vice President and Treasurer of the
                                Company; Senior Vice President and Treasurer of DeGeorge, Plymouth Capital and DeGeorge/New
                                England; Vice President and Treasurer of
                                DeGeorge/Florida

Jonathan K. Dodge     47        Vice President, Secretary and General
                                Counsel of the Company; Vice President and
                                Secretary of DeGeorge, Plymouth Capital,
                                DeGeorge/Florida and DeGeorge/ New England

     Mr. DeGeorge has served with the Company, DeGeorge, Plymouth Capital, DeGeorge/Florida and DeGeorge/New England in the positions set forth in the above table since the dates indicated: Chairman and Chief Executive Officer of the Company and Chairman of DeGeorge and Plymouth Capital (June 1988); President of the Company (May 1995 and for the period June 1988 to June
1992); President of DeGeorge (October 1996) Chairman of DeGeorge/Florida (December 1994) and DeGeorge/New England (January 1995); and, Senior Vice President of DeGeorge/Florida and DeGeorge/New England (November 1996). He has also served in the following capacities with the affiliates of the Company named below since the dates indicated: Chairman and Chief Executive Officer of Milestar, Inc. from October 1990 until the merger of Milestar, Inc. into the Company on October 13, 1994; Chairman (November 1989), President and Chief Executive Officer (May 1990) of BNC

Acquisition Corp., a Delaware corporation and a corporation wholly-owned by Mr. DeGeorge ("BNC"); and Chairman (May 1990) of Star Services, Inc. of Delaware, a Delaware corporation, ("Star Services"). From May 1990 to August 1993, he served as Chief Executive Officer of Star Services.

     Mr. Pascali was appointed as a director of the Company in January 1993. Mr. Pascali is the President and Chief Financial Officer of Pyrogenesis, Inc., a research and development firm specializing in advanced materials. Since December 1990, Mr. Pascali has served as President of Phoenix & Associates, a New Jersey-based financial consulting firm which has previously performed consulting services for an affiliate of the Company. Prior to 1990, Mr. Pascali was an officer in the corporate banking divisions of The Bank of Nova Scotia and Westpac Banking Corporation in New York City.

     Mr. Warren has been a director of the Company since January 1995. He has been an attorney in private practice in St. Croix, United States Virgin Islands (specializing in real estate and business) since 1987. From 1974 to 1987 he was an acquisitions attorney and the Chairman of Roico, Inc.; Vice Chairman, Quantrex, Inc.; and Director, Ferguson Propeller, Inc. and Columbian Bronze, Ltd. From 1970 to 1974 Mr. Warren served as Vice President and Secretary of APL Corporation (NYSE).

     Mr. Einloth has served as a Director and Vice President of the Company since November 1996. He is a Vice President of DeGeorge and has served as President of DeGeorge/Florida and DeGeorge/New England since November 1996. From June 1988 to December 1994, Mr. Einloth served as Vice Chairman, Vice President and Treasurer of the Company and as Vice Chairman of DeGeorge and Plymouth Capital. Mr. Einloth has also served in the following capacities with the affiliates of the Company named below for the dates indicated: Vice Chairman (November 1989 to December 1994) and Vice President and Treasurer (May 1990 to December 1994) of BNC; and Vice Chairman (May 1990 to January
1996), President and Chief Operating Officer (November 1991 to December 1994) of Star Services.

     Mr. Hendel joined the Company in September 1996 after a fifteen year career in the financial services industry. He has been Vice President, Sales and Marketing of the Company since October 1996 and Executive Vice President of DeGeorge since January 1997. He served as Vice President, Sales and Marketing of DeGeorge from October 1996 to January 1997. Prior to joining the Company, Mr. Hendel worked with The Dreyfus Service Corporation, a New York based mutual fund company, as Senior Vice President. Throughout his career he was responsible for developing new sales, distribution, and customer service operations for Dreyfus. In addition, he was responsible for expanding the core product offering to include insurance based investment products and discount brokerage. His extensive business management background includes responsibility for administering significant revenue and expense budgets. Mr. Hendel holds various professional licenses associated with the National Association of Securities Dealers.

     Mr. Bucci joined the Company in December 1995 and has been Vice President, Financial Operations of the Company since November 1996. He is a Director (since November 1996) and President (since March 1997) of Plymouth Capital and a Vice President of DeGeorge, DeGeorge/Florida and DeGeorge/New England since November 1996. He was a Vice President of Plymouth Capital from November 1996 to March 1997. He is also a Vice President of Star Services since July 1996. Mr. Bucci has served as Chief Accounting Officer of the Company since August 1996 and was Corporate Controller of the Company from June 1996 until November 1996. From December 1995 to May 1996, he directed the transition of financial operations from Minnesota to Connecticut for DeGeorge. Before joining DeGeorge, Mr. Bucci was Chief Financial Officer of MHI, Ltd., a privately held restaurant and lodging company, from September 1992 to November 1995. Previously, Mr. Bucci served First National Realty Associates, Inc., a publicly traded national real estate brokerage company, as Vice President,

Financial Services from October 1990 to July 1992 and as a private consultant during its conversion to public ownership from April 1990 to September 1990. Prior to 1990, Mr. Bucci held management positions in mortgage banking and real estate divisions of Merrill Lynch and was associated with the accounting firm of Coopers & Lybrand. Mr. Bucci is a certified public accountant.

     Mr. Fenske has been employed by DeGeorge since 1970. He is currently Vice President and Treasurer of the Company (since August 1996); Senior Vice President of DeGeorge (since April 1989), Plymouth Capital (since February
1990) and DeGeorge/New England (since January 1995); Vice President of DeGeorge/Florida (since April 1995); and, Treasurer of DeGeorge and Plymouth Capital (since September 1989), DeGeorge/Florida (since April 1995) and DeGeorge/New England (since January 1995). He was a director of the Company from October 1994 to December 1995. Mr. Fenske also served as Vice President and Chief Financial Officer of the Company from April 1989 to December 1994. He also serves in the capacity of Senior Vice President, Chief Financial Officer and Treasurer of Star Services (since June 1990).

     Mr. Dodge has served as Vice President, Secretary and General Counsel of the Company since March 1993. He is also Vice President of DeGeorge and Plymouth Capital (since March 1993); Secretary of DeGeorge and Plymouth Capital (since August 1996); and Vice President and Secretary of DeGeorge/Florida (since December 1994) and DeGeorge/New England (since January 1995). Mr. Dodge was Assistant Secretary of DeGeorge and Plymouth Capital from October 1993 to August 1996. Mr. Dodge is also a Vice President of BNC and Star Services (since March 1993) and Secretary of Star Services (since July 1996). Prior to March 1993, Mr. Dodge was affiliated with several law firms in senior capacities. From January to March 1993 he was of counsel to Schneck, Weltman, Hashmall & Mischel. From October 1990 to December 1992 he was a partner of Andrews & Kurth, L.L.P., a national law firm based in Houston, Texas. From February 1986 until October 1990, Mr. Dodge was first of counsel and then a partner in Ross & Korff and its predecessor law firms. Ross & Korff merged with Andrews & Kurth, L.L.P. in October 1990. While at Ross & Korff and its predecessor firms, Mr. Dodge represented Messrs. DeGeorge, Getzler and Einloth in their leveraged purchases of DeGeorge, Plymouth Capital and Star Services.

     Mr. Morris J. Hartman, formerly an officer of the Company, DeGeorge, Plymouth Capital and Patwil Homes, resigned as an executive officer in June 1996.

     Ms. Alison R.C. Sommers, formerly a Vice President of the Company, DeGeorge and Plymouth Capital, resigned as an executive officer in September 1996.

     Mr. Robert J. Belvin, formerly a Vice President of DeGeorge resigned as an executive officer in October 1996.

     Mr. Herbert L. Getzler, formerly Chief Financial Officer of the Company and President of DeGeorge, resigned as an executive officer and as a Director of Plymouth Capital in August 1996 and as a Director of the Company, DeGeorge, DeGeorge/Florida and DeGeorge/New England in March 1997.

     Mr. V. Mikal Jackson, formerly a Vice President of the Company, DeGeorge and Plymouth Capital, resigned as an executive officer in March 1997.

     Mr. Paul E. Neal, formerly a Vice President of DeGeorge and President of Plymouth Capital, resigned as an executive officer in March 1997.

     There are no family relationships among any directors and executive officers identified above. Also, the Company is not aware of any current or prior reportable event relative to legal proceedings against any of the directors or executive officers.

     Directors of DeGeorge, Plymouth Capital, DeGeorge/Florida and DeGeorge/New England are elected annually. Each of the directors of DeGeorge, Plymouth Capital, DeGeorge/Florida and DeGeorge/New England will serve until the next annual meeting of the shareholders of DeGeorge, Plymouth Capital, DeGeorge/Florida and DeGeorge/New England, respectively, or until his death, resignation or removal, whichever is earlier. The Restated Certificate of Incorporation of the Company provides that the Board of Directors of the Company is divided into three classes as designated by the Board of Directors, each class to be as nearly equal in number as possible to the other classes so designated. The term of office of Class I shall expire at the annual meeting of stockholders to be held in 1998, of Class II in 1999 and of Class III in 1997. At the 1996 annual meeting and all subsequent annual meetings, the directors whose terms expire at the time of such meeting will be elected to hold office for the full term of office of three years. The classification of the Board of Directors has the effect of requiring at least two annual stockholder meetings, instead of one, to effect a change in control of the Board of Directors. The By-Laws of the Company provide for a Board of Directors consisting of not less than three nor more than fifteen directors. The Board of Directors currently consists of four directors, two of which (Messrs. Pascali and Warren) are independent directors. Failure to maintain two independent directors could result in the delisting of the Company from NASDAQ.

     Executive officers of the Company hold office for such terms as may be determined by the Board of Directors of the Company. Executive officers of DeGeorge, Plymouth Capital, DeGeorge/Florida and DeGeorge/New England hold office for such terms as may be determined by the Boards of Directors of DeGeorge, Plymouth Capital, DeGeorge/Florida and DeGeorge/New England, respectively.

COMPENSATION OF DIRECTORS

     The outside directors, Messrs. Pascali and Warren, are paid $3,500 per month.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain compensation information as to the most highly compensated executive officers, including the chief executive officer, of the Company (the "Named Executive Officers") for each of the years ended December 31, 1996, 1995 and 1994.


                                                     ANNUAL COMPENSATION

NAME AND                                                                         OTHER ANNUAL      ALL OTHER
PRINCIPAL POSITION                        YEAR        SALARY ($)       BONUS($)  COMPENSATION($) COMPENSATION($)
------------------                        ----        ----------       --------  --------------- ---------------
Peter R. DeGeorge,
  Chairman of the Board                   1996        623,654              0(4)     114,583(1)      21,350(3)
  and Chief Executive                     1995        709,615(2)           0         84,701(1)      10,700(3)
  Officer                                 1994        207,615(2)           0        102,589(1)       8,850(3)

Herbert L. Getzler,
  Vice Chairman                           1996        286,528              0          8,326        420,653(6)
   (formerly)                             1995        345,844              0         17,470              0
                                          1994        330,385         36,048(7)     405,378              0

Jonathan K. Dodge(5),
  Vice President, Secretary               1996        149,354              0          4,819              0
  and General Counsel                     1995        150,000              0          8,240              0
                                          1994        150,388              0          5,517              0

James G. Einloth,
  Vice President                          1996        138,462              0          3,473              0
                                          1995        120,769              0          6,733              0
                                          1994        134,601         24,079(4)     239,125              0

V. Mikal Jackson,
  Vice President                          1996        125,900         12,656            264         77,123
   (formerly)                             1995         20,821              0              0              0
                                          1994              0              0              0              0

Paul E. Neal,
  President of                            1996        125,000         17,500          1,166         62,772
  Plymouth Capital                        1995          9,615              0              0              0
   (formerly)                             1994              0              0              0              0


(1) The amounts shown include compensation to Mr. DeGeorge relative to the split-dollar life insurance policy. The actual premium paid by the Company each year for this policy was $145,000 for 1996, 1995 and 1994.
     In addition, the Company paid $13,688 of legal costs during 1995 related to revisions of the split-dollar life insurance policy. The amounts included in Mr. DeGeorge's W-2 forms as income relative to the split-dollar life insurance policy, computed in accordance with the regulations of the Internal Revenue Service, were $1,080, $936 and $815 in 1996, 1995 and 1994, respectively. See "Certain Relationships and Related Transactions - Split-Dollar Life Insurance Policy" below. Also included are legal fees paid by the Company for estate planning services of $1,395 for the year ended December 31, 1994, and triathlon and biathlon racing team reimbursements of $876, $4,239 and $7,271 for the years ended December 31, 1996, 1995 and 1994, respectively, paid to Mr. DeGeorge and to his former spouse during the period of their marriage. Mr. DeGeorge has elected to include the racing team reimbursements in his compensation, notwithstanding the fact that these expenses could be considered legitimate promotional expenses for the benefit of the Company. The Company pays Mr. DeGeorge's credit card bills and credits the amounts paid to compensation or business expense according to the allocation provided by Mr. DeGeorge.

(2) In 1995 Mr. DeGeorge received a salary of $709,615 of which $240,500 was payment of salary accrued at December 31, 1994.

(3) The amounts shown reflect premiums paid by the Company, and included in Mr. DeGeorge's W-2 forms, for a $10 million ($5 million in 1995 and 1994) term insurance policy on the life of Mr. DeGeorge for the years 1996, 1995 and 1994.

(4) At a Board of Directors meeting held on November 7, 1996, the Compensation Committee of the Board of Directors of the Company awarded Mr. DeGeorge a bonus for fiscal 1996, payable in 1997, in an amount to be determined by him, not to exceed, however, 2% of the difference in the audited results of the Company (net profit or loss) from 1995 to 1996. On March 14, 1997, Mr. DeGeorge formally and irrevocably waived any right to any portion of this bonus, the maximum amount of which could have been $577,000.

(5) Pursuant to a letter, dated January 15, 1993, between the Company and Mr. Dodge, upon the commencement of Mr. Dodge's employment with the Company on March 1, 1993, Mr. Dodge acquired the right to receive an aggregate 100,000 shares of Common Stock, with one third of such aggregate number of shares of Common Stock being issuable as a bonus to Mr. Dodge on March 1 of each of 1994, 1995 and 1996, subject to Mr. Dodge's continued employment by the Company through the one-year period ending on such dates. Mr. Dodge agreed on December 12, 1994 to relinquish a prior grant of 33,333 shares of Common Stock to the Company in exchange for an incentive stock option for 50,000 shares of Common Stock. Negotiations are continuing concerning restructuring of this arrangement.

(6) On August 1, 1996, Mr. Getzler retired as an executive officer of the Company and its subsidiaries for personal health reasons. In connection with his retirement, the Company agreed to pay Mr. Getzler severance of $350,000 plus accrued vacation. The total amount was paid in bi-weekly installments through the end of 1996.

(7)  See "Cancellation of Options and Restricted Stock Purchase" below.

(a) CANCELLATION OF OPTIONS AND RESTRICTED STOCK PURCHASE

     In November 1992, the Company's stockholders approved the 1992 stock option plan (the "Stock Option Plan"), and 810,000 shares of Common Stock were reserved for issuance under the Plan. On April 29, 1993, the Stock Option Committee of the Board of Directors of the Company granted options to purchase 425,000, 255,000 and 67,000 shares to Messrs. Getzler, Einloth and Dodge, respectively, at an exercise price of $6 15/16 per share. On June 24, 1993, the Stock Option Committee of the Board of Directors of the Company granted options to purchase 63,000 shares of Common Stock to certain key employees of the Company at an exercise price of $6 7/8 per share. On July 18, 1994, the Stock Option Committee of the Board of Directors of the Company approved the surrender of all outstanding stock options to the Company in exchange for new options for the same number of shares at an exercise price of $3.50 per share, which was the closing price on that date. The Stock Option

Committee felt that, with the market price of the Common Stock so far below the exercise prices of the outstanding options, such options no longer offered any meaningful incentive to the optionees.

     On October 13, 1994, the Company's stockholders approved the DeGeorge Financial Corporation 1994 Stock Option and Restricted Stock Plan, (the "1994 Plan") and 1,000,000 additional shares of Common Stock (in addition to the 810,000 shares already reserved) were reserved for issuance under the 1994 Plan. On December 12, 1994, the Stock Option Committee of the Board of Directors authorized the surrender by Messrs. Getzler and Einloth of the options held by them (for 425,000 and 255,000 shares, respectively, of Common Stock) in exchange for rights to purchase 212,500 and 127,500 shares, respectively, of Common Stock at a price of $.10 per share. The Company granted a bonus to each of Messrs. Getzler and Einloth equal to the purchase price of such shares ($38,048 for Mr. Getzler and $24,079 for Mr. Einloth) and such shares were purchased on December 23, 1994. This bargain purchase transaction created taxable income for Messrs. Getzler and Einloth equal to the difference between the price they paid for the shares ($.10 per share) and the fair market value of the shares on the purchase date ($637,500). The Company has paid the taxes on this income and each of Messrs. Getzler and Einloth have given the Company a personal note ($154,835 for Mr. Getzler and $106,480 for Mr. Einloth) for the amount of taxes paid on their behalf by the Company, secured by the stock purchased, payable on demand and bearing interest at 10% per annum. Mr. Getzler's note has since been modified. See "Certain Relationships and Related Transactions - Transactions with Directors and Officers".

     On December 14, 1995 the Board approved ten year options for 10,000 shares at an exercise price of $1.00 per share for each of Messrs. Warren and Pascali and five year options for 20,000 shares at an exercise price of $1.00 for Mr. Fenske at which time Mr. Fenske surrendered 18,900 options granted to him on July 18, 1994.

     The Board also approved on December 14, 1995 ten year options, vesting one-third each year over three years, at an exercise price of $1.00 per share, for Messrs. DeGeorge, Getzler, Reiner, Belvin, Neal, Dodge and Jackson for 325,850; 214,130; 117,720; 93,100; 93,100; 46,550; and 46,550 shares of Common Stock, respectively, based upon the Company and individual business units meeting certain performance criteria. All of these options were surrendered in 1996.

     On October 15, 1996, the Board approved ten year options, vesting one-third each year, subject to certain vesting criteria, at an exercise price of $1.50 per share, for 400,000 shares of Common stock for Mr. DeGeorge; 200,000 shares for Mr. Hendel; 100,000 shares each for Messrs. Getzler, Einloth and Neal; 80,000 shares for Mr. Fenske; 50,000 shares for Mr. Jackson; 25,000 shares for Mr. Bucci and a total of 50,000 shares for certain non-executive officers. On October 24, 1996, Mr. Jackson also received a ten year option, at an exercise price of $1.50, for 50,000 shares, with similar vesting provisions. Mr. Bucci subsequently received an additional ten year option on December 3, 1996, for 75,000 shares, at an exercise price of $1.00 per share, also with similar vesting provisions. Previously, on February 9, 1996, the Board had granted a ten year option to Ms. Sommers, at an exercise price of $1.625 per share, for 46,550 shares. Ms. Sommers' option was canceled on September 11, 1996.

     During 1997, the options granted to Messrs. Neal and Jackson during 1996 were canceled upon the respective dates of their resignations. In addition, Mr. Getzler surrendered the options granted to him in 1996 in exchange for a ten year option, at an exercise price of $1.50 per share, for 50,000 shares of Common Stock.

(b) COMPENSATION COMMITTEE REPORT

     Material issues relating to executive officer compensation are addressed by the Board of Director's Compensation Committee and Stock Option Committee. The Compensation Committee, which is comprised of Messrs. Pascali and Warren, reviews and approves management recommendations for base salary and incentive compensation plans for all executive officers and selected senior executives for final approval by the Board of Directors. The Stock Option Committee, which consists of Messrs. Pascali and Warren, reviews and approves management recommendations for stock option plan participation levels for all executive officers and selected senior executives. This report is submitted jointly by the Compensation Committee and the Stock Option Committee.

     The components of the Company's executive compensation program consist of base salaries, bonuses and stock options. The Company's compensation program is intended to provide executive officers with overall levels of compensation opportunity that are competitive with the housing industry, as well as within a broader spectrum of companies of comparable size and complexity. The Company's compensation program is administered to support the Company's business mission and generate favorable returns for its stockholders.

BASE SALARY AND BONUS. Each executive officer's base salary and bonus are derived from a review of industry and competitive labor markets for executive officer services. Other factors in formulating base salary and bonus recommendations include the level of an executive's compensation in relation to other executives in the Company with the same, more or less responsibilities, the performance of the particular executive's business unit in relation to established strategic plans, the Company's operating budget for the year and the overall performance of the Company.

STOCK OPTION AWARDS. The Company maintains stock option plans that are designed to align executive officers' and stockholders' interests in the enhancement of stockholder value. In formulating recommendations for stock option awards, the Stock Option Committee evaluates the Company's overall financial performance for the year, the desirability of long-term service from an executive and the number of options held by other executives in the Company with the same, more or less responsibility than the executive at issue.

CEO COMPENSATION. Compensation for Mr. DeGeorge, the Company's Chairman of the Board and Chief Executive Officer, is based upon the same criteria used for executive officers generally, including a review of chief executive compensation of comparable companies. The Compensation Committee of the Board of Directors, in a meeting held in March 1997, increased the approved total compensation for Mr. DeGeorge from $750,000 in 1996 to $1 million for 1997.

                       STOCK PERFORMANCE GRAPH

The following graph compares the cumulative stockholder returns on the Company's Common Stock, the Nasdaq Composite Index and the capital stock of a representative group of three companies, in each case from the date that trading commenced in the Company's Common Stock on December 3, 1992 through February 28, 1997. The values presented for each investment are based upon share price appreciation plus re-invested dividends, and assumes an initial investment of $100.

                                  [GRAPH]


                    12/03/92       12/31/92     12/31/93      12/31/94     12/31/95     12/31/96     02/28/97
                    --------       --------     --------      --------     --------     --------     --------
DEGEORGE FIN CORP.   100.00         125.42        81.36         28.81        20.34        18.64        16.95
PEER GROUP INDEX     100.00         109.67       123.95        102.93       161.54       156.83       151.87
NASDAQ MARKET INDEX  100.00         102.56       123.02        129.17       167.54       208.19       211.30


      The Peer Group of companies consists of Clayton Homes, Inc., Fleetwood Enterprises, Inc. and Oakwood Homes Corporation.

The above report of the Compensation and Stock Option Committees and the Stock Performance Graph will not be deemed to be soliciting material or to be filed with or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporated such report or graph by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to (i) the beneficial holders of more than five percent of the Common Stock of the Company, (ii) beneficial ownership by each director and Named Executive Officer and (iii) beneficial ownership by all directors and executive officers as a group, as of March 1, 1997, except as noted below:

                                                  SHARES BENEFICIALLY OWNED
                                                  -------------------------
NAME AND ADDRESS                                  NUMBER              PERCENT
OF BENEFICIAL OWNER(4)                            OF SHARES(1)        OF TOTAL
----------------------                            ------------        --------
Peter R. DeGeorge                                 5,568,570(2)         51.5%
c/o DeGeorge Financial Corporation
99 Realty Drive
Cheshire, Connecticut 06410

Herbert L. Getzler(5)                               465,000             4.3%
2702 Captains Way
Jupiter, Florida 33477

James G. Einloth                                    279,000             2.6%
c/o DeGeorge Financial Corporation
99 Realty Drive
Cheshire, Connecticut 06410

Jonathan K. Dodge                                   136,500(3)          1.3%
c/o DeGeorge Home Alliance, Inc.
591 Park Avenue
New York, New York 10021

Paul E. Neal(5)                                      25,000              *
223 Westwood Road
Southington, Connecticut 06489

P. Peter Pascali                                     10,000              *
c/o DeGeorge Financial Corporation
99 Realty Drive
Cheshire, Connecticut 06410

John H. Warren                                       10,000              *
c/o DeGeorge Financial Corporation
99 Realty Drive
Cheshire, Connecticut 06410

All director and executive officers as a group    6,517,070            60.3%

_________________________________________

*  Less than 1% based on 10,810,193 shares outstanding.

(1) Except as otherwise noted below, the persons named in the table have sole voting power and investment power with respect to all shares set forth in the table. The shares listed include (i) shares of the Company's Common Stock that may be acquired upon exercise of presently exercisable options, or options that will become exercisable within 60 days from the date hereof and (ii) shares of Common Stock issuable upon the exercise of presently exercisable rights to purchase shares of Common Stock.

(2) BNC Acquisition Corp. owns 4,475,744 shares of Common Stock. Mr. DeGeorge owns all of the capital stock of BNC and may be deemed to beneficially own the 4,475,744 shares of Common Stock owned by BNC. Mr. DeGeorge also owns 347,826 shares of Common Stock as a result of the conversion of a working capital loan, 655,000 shares as a result of open market purchases and 90,000 shares acquired in a divorce settlement.

(3) Includes an option to purchase 67,000 shares of Common Stock acquired on July 18, 1994 and an option to purchase 50,000 shares of Common Stock acquired on December 12, 1994.

(4) Mr. V. Mikal Jackson, a Named Executive Officer, resigned as an executive officer in March 1997 and is not listed in the table. Mr. Jackson does not own any shares of Common Stock.

(5) Mr. Getzler, resigned as a Director in March 1997 and as an executive officer in August 1996. Mr. Neal, resigned as an executive officer in March 1997. As of March 1, 1997, the total of all directors and officers as a group would have been 6,027,070, or 55.8%, were such shares to be excluded.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

     Except as set forth below, to the Company's knowledge, all statements of beneficial ownership required to be filed with the SEC for fiscal 1996 have been timely filed. In this regard, Messrs. DeGeorge, Fenske, Pascali and Warren each filed one late statement of beneficial ownership with the SEC in 1996. Messrs. Bucci, Hendel and Jackson each filed two such late statements. Management believes that all such statement were current as of December 31, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

GENERAL

     The Company purchased the business of DeGeorge and Plymouth Capital from Insilco Corporation ("Insilco") in June 1988. Another group of assets of Insilco, the Star Services Division, was purchased by a special purpose corporation controlled by Mr. Peter R. DeGeorge, Chairman, Chief Executive Officer and principal stockholder of the Company, on May 31, 1990. The Star Services Division was reorganized as Star Services, Inc. of Delaware ("Star Services"), a subsidiary of BNC. BNC dividended the stock of Star Services to Mr. DeGeorge on October 2, 1995 and Star Services is now directly (and wholly) owned by Mr. DeGeorge.

     BNC is currently the principal stockholder of the Company. Mr. DeGeorge holds his controlling interest in the Company through BNC, a corporation wholly-owned by him. Mr. DeGeorge is also Chairman and Chief Executive Officer of BNC and Star Services. Certain other members of the Company's management are also officers and/or directors of these companies. See "Directors and Executive Officers of the Registrant".

SEC INVESTIGATION

     On July 28, 1995, the Company received a subpoena from the SEC relating to an investigation of the Company, certain of its officers, directors, employees, affiliates and other persons or entities. The subpoena sought production of documents relating to transactions between the Company and its directors, officers, its major stockholder, BNC, and other related entities. BNC, its formerly wholly-owned subsidiary Star Services and others also received subpoenas. The Company has cooperated with the SEC, and has collected and produced documents in response to the subpoena. The Company had previously produced documents to the SEC in response to earlier requests from the SEC for voluntary production in connection with an informal inquiry. Depositions of officers and employees of the Company have been taken. The Company received oral notice that the staff of the SEC was prepared to recommend charges against the Company and certain officers and directors of the Company concerning certain documents filed with the SEC which relate to fiscal 1994 and prior years. The Company is in the process of discussing these proposed charges with the SEC staff. Although the Company cannot predict the eventual outcome of these discussions, the Company believes that it is close to reaching agreement with the SEC staff on a settlement of these charges. Any agreement reached with the SEC staff would then require the formal approval of the SEC.

TRANSACTIONS WITH STAR SERVICES

     The assets of Star Services consist principally of a portfolio of real estate, mortgages and related accounts receivable in the process of liquidation. Most of these assets were originally owned by the Miles Homes division of Insilco, but were not purchased as part of the original acquisition transaction in June 1988.

     The Company provides computer, data processing, account management, accounting and administrative services to Star Services. Certain employees of the Company also devote a portion of their time to the administration of Star Services' portfolio. Star Services reimbursed the Company for these services and for a prorated share of such employees' salary and fringe benefits, pursuant to a services agreement, until June 30, 1994. Star Services ceased to have any employees on December 31, 1993.

     During 1995 Star Services continued to have no employees and occupy no office space other than the space taken up by its files. The number of accounts being liquidated by Star Services has declined from a high of 2,352 in 1990 to 408 at December 31, 1994 to a total of only 168 at December 31, 1995. A significant percentage of Star Services' remaining active accounts were sold in a bulk sale during 1995. The amount of time devoted to Star Services by DeGeorge's employees has likewise diminished substantially to a relatively insignificant amount.

     During the first six months of 1994, Star Services significantly reduced the square footage of office space that it leased from the Company at the Company's corporate office in Plymouth, Minnesota and also called upon the Company to provide significantly less computer, data processing, account management, accounting and administrative services. Accordingly, during such six month period, Star Services was charged by the Company $33,000 for the rental of such office space, $413,000 for the use of certain personnel of the Company and $33,000 for computer, telephone and related services. Beginning July 1, 1994, Star Services made only minimal use of office space at the Company's Plymouth, Minnesota corporate office and called upon the Company to provide only minimal services. Accordingly, beginning on such date, Star Services ceased to make any rental or other payments to the Company for office space or services.

     Star Services has on several occasions advanced money to the Company on a short-term basis by making prepayments for rentals and services. $1.2 million of these advances were outstanding on December 31, 1993 and were paid in full in 1994. Prior to June 30, 1994, Star Services also reimbursed the Company, at cost, for telephone usage and, up to December 31, 1993, reimbursed, at cost, medical insurance coverage provided by the Company to Star Services' employees.

     In addition, until December 31, 1993, Star Services permitted the
Company to use Star Services' offices located at 591 Park Avenue, New York, New York without charge. Beginning January 1, 1994, the Company agreed to reimburse Star Services at cost, or pay in lieu of rent, the expenses of such offices. The Company is paying all of the expenses for these offices, which totaled $216,000, $236,000 and $241,000 in 1996, 1995 and 1994, respectively.
 The Company believes that the fair market value of the usage of the premises at 591 Park Avenue by the Company exceeds the expenses paid in lieu of rent, since a normal lease would include, in addition to operating expenses, some element of return on the capital invested in the building. The Company believes that the fair market value of the services provided by Company personnel to Star Services was less than or equal to the bargain element of the use of Star Services' offices, and, accordingly, believes that the arrangements between the Company and Star Services were comparable to, or more favorable to the Company than, those that would be entered into by unaffiliated parties.

     As of November 8, 1995, Star Services, a corporation wholly-owned by Mr. DeGeorge, sold the property located at 591 Park Avenue to PRD Holdings, Inc., a Delaware corporation ("PRD") also wholly-owned by Mr. DeGeorge. By a lease dated as of November 16, 1995, DeGeorge leased the premises at 591 Park Avenue from PRD for a 15 year term commencing December 1, 1995 for a rental equal to the operating costs of the facility, plus the costs of any repairs or capital improvements to the facility. This arrangement of zero rent, other than the operating costs, repairs and capital improvements, is essentially the same terms as those that had existed between DeGeorge and Star Services. DeGeorge had undertaken roof repairs costing approximately $100,000 and certain renovations and redecoration, anticipated to cost approximately $125,000, are currently underway. A change in control of DeGeorge constitutes an assignment under the lease to which PRD's consent is required.

     Both PRD and Star Services are wholly-owned by Mr. DeGeorge. The Company believes that the bargain element of the lease between DeGeorge and PRD for 591 Park Avenue (which is essentially the same as the prior arrangement between Star Services and DeGeorge) more than offsets the fair market value of the services provided by Company personnel to Star Services in 1996.

     The property at 591 Park Avenue, in addition to serving as Mr. Dodge's principal office and as accommodations in New York City for visiting Company personnel, also serves as a convenient place for meetings of the Company's Board of Directors and has been used for meetings with outside attorneys, accountants, stockholders, investment bankers, commercial bankers and marketing personnel. In addition, this location has been used for job interviewing, meetings with acquisition candidates and securities analysts and as a set for the filming of DeGeorge's infomercial.

TRANSACTIONS WITH BNC

     On occasion, the Company's in-house general counsel has also acted as counsel for Mr. DeGeorge, for BNC or for one of BNC's non-public affiliates such as Star Services. The fair value of such services was not material and was not in excess of $60,000 for 1996, 1995 or 1994. A portion of Mr. Dodge's salary was charged to Star Services in 1994. See "Transactions with Star Services" above.

     Such counsel briefly acted as counsel to Mr. DeGeorge (in his capacity as Chief Executive Officer of the Company) in connection with document production in the SEC investigation referred to above. Mr. DeGeorge has since hired his own outside counsel in connection with such investigation. Since Mr. DeGeorge is covered by the broad indemnification provisions of the Company's certificate of incorporation and bylaws which, in substance, grant indemnification to the fullest extent permitted by Delaware law, he would normally be entitled to indemnification by the Company for the costs of counsel representing him in the SEC investigation in most circumstances.
Mr. DeGeorge would not be entitled to indemnification in connection with the SEC investigation if he was not acting in good faith or was not acting in a manner he reasonably believed to be in or not opposed to the best interests of the Company or, with respect to any criminal action or proceeding, he had reasonable cause to believe his conduct was unlawful.

TRANSACTIONS WITH DIRECTORS AND OFFICERS

     When Star Services was purchased from Insilco in 1990, one of the assets purchased was 108,653 shares of 12-1/2% Cumulative Preferred Stock, par value $100 per share, of the predecessor of DeGeorge which had been issued to Insilco at the time of the initial purchase of the assets of DeGeorge from Insilco. This preferred stock was transferred from Star Services to BNC by dividend. Immediately preceding the Company's initial public offering in December 1992, cash dividends declared and payable to BNC by virtue of this preferred stock were converted into a note payable by the Company to BNC in the principal amount of $1.5 million. This was done by BNC in order to facilitate the Company's initial public offering. The note was originally due on June 30, 1994 but was extended to October 31, 1994, and bore interest at the rate of 6% per annum. BNC agreed to extend the maturity of the note for a second time in order to facilitate the Company's bond offering which closed in April of 1994. The note was paid at its extended maturity.

     On September 23, 1993, the Company obtained a $2.0 million loan from Mr. DeGeorge. The principal of this loan was converted into 347,826 shares of Common Stock on December 30, 1993, at the closing price of the Common Stock on the NASDAQ National Market tier of the NASDAQ Stock Market-sm- on that date of $5.75 per share. Unpaid interest on this loan continued to accrue at 9% per annum (the original interest rate of the loan) until such interest was paid in full on October 26, 1994.

     On January 14, 1994, the Company borrowed $3.4 million from Mr. DeGeorge to repay the amount then outstanding under a bank loan which had been assumed in connection with the acquisition of Patwil Homes. This loan from Mr. DeGeorge bore interest at the rate of 11% per annum and matured on July 14, 1994. This loan was repaid from the proceeds of DeGeorge's sale of 12% Senior Notes.

     On May 9, 1994 DeGeorge purchased a condominium in Cheshire, Connecticut that was subsequently transferred to the Company. Total capitalized costs including purchase price, real estate commissions, furniture and capital improvements totaled $405,000. The Company rented the property to Mr. DeGeorge for $2,500 per month or a total of $20,000 for the period January to August 1996 (at which time he ceased occupying this property), $30,000 for 1995 and $17,500 for the period June to December 1994. Taxes and utilities on this property are paid by the Company. This property is currently occupied by a caretaker, who is caring for the property in exchange for below market rent until the local real estate market improves at which time the Company plans to list the property for sale.

     On July 26, 1994, Mr. Herbert L. Getzler, Vice Chairman of the Board of Directors of the Company (from March 1990 until March 1997), sold a condominium in Jupiter, Florida to Patwil Homes (later transferred to the Company) for use by DeGeorge/Florida. The purchase price of $120,000 was lower than the price subsequently paid for any comparable unit in the same complex through April 1995. The purchase price was the same as the price which Mr. Getzler had paid to an unrelated party for the property on March 31, 1994. The Company considers the price to be fair market value.

     On December 30, 1994, Messrs. Getzler and James G. Einloth, currently a Director and Vice President of the Company, borrowed $155,000 and $106,000, respectively, from the Company to pay the taxes on restricted Common Stock purchased by them on December 23, 1994 at a discount. Each of Messrs. Getzler and Einloth gave the Company a note for the amount borrowed, secured by the certificates for the stock purchased. These notes were payable upon demand and bore interest at a rate of 10% per annum. These notes have since been repaid with the proceeds of additional borrowings, as discussed below.

     On January 3, 1995, Mr. Getzler borrowed $160,000 from DeGeorge to meet margin calls on his Common Stock. This loan was embodied in a note, bearing interest at the rate of 10% per annum and payable upon demand. This note has since been paid with the proceeds of additional borrowings, as described below.

     On April 11, 1996, Mr. Getzler borrowed $608,000 from the Company. This amount was used to repay (i) $154,000 borrowed from the Company by Mr. Getzler on December 30, 1994, to pay taxes on restricted Common Stock purchased by him on December 23, 1994, at a discount plus interest of $20,000 on that amount, (ii) a loan by the Company to Mr. Getzler of $160,000 made on January 3, 1995, to meet margin calls on his Common Stock plus interest on that amount of $20,000, and (iii) a loan from Mr. DeGeorge to Mr. Getzler of $200,000 made on December 3, 1992 plus interest on that amount at 7% per annum totaling $52,000.

     Mr. Getzler resigned as a director of the Company in March 1997. In connection with his resignation, he relinquished his existing stock options in exchange for a fully vested 10 year option to acquire 50,000 shares of Common Stock at an exercise price of $1.50. Also, in connection with his resignation, Mr. Getzler executed a modified promissory note for $662,000 as of February 19, 1997, which represents the amount borrowed on April 11, 1996, as previously disclosed, plus interest accrued to February 19, 1997. The modified promissory note, instead of being a demand note, has a maturity date of February 19, 2000, but becomes a demand note if and when the Common Stock closes on NASDAQ or any other exchange on which it is then traded at a price of $5.00 per share or more on any five consecutive trading days after the date of such note. The note continues to bear interest at a rate of 10% per annum and remains secured by 303,752 shares of Common Stock. Interest accrues and is payable on the date the outstanding principal balance is paid.
 This note is non-recourse to Mr. Getzler, except for the stock pledged as security. There is no prepayment penalty on the note.

     Also, on April 11, 1996, Mr. Einloth borrowed $309,000 from the Company. This amount was used to repay (i) $106,000 borrowed from the Company by Mr. Einloth on December 30, 1994, to pay taxes on restricted Common Stock purchased by him on December 23, 1994, at a discount plus interest of

$14,000 on that amount, and (ii) a loan from Mr. DeGeorge to Mr. Einloth of $150,000 made on December 3, 1992, plus interest on that amount at 7% per annum totaling $39,000.

     The 1996 loan to Mr. Einloth described above will be secured by 154,727 shares of Common Stock. It is evidenced by a demand note which bears interest at a rate of 10% per annum. Interest accrues and is payable on the date the outstanding principal balance is paid. Mr. Einloth's note is non-recourse to him, except for the stock to be pledged as security. There is no prepayment penalty on this note.

     On April 22, 1995, DeGeorge first televised an infomercial in a selected market featuring Charles Remington, the "Fat Loss Coach" selling a customized diet and exercise plan. Pursuant to an agreement dated as of May 17, 1995, 40% of the net profits from this venture were to have been paid to Mr. Remington and 60% to DeGeorge after all costs have been recovered. Those costs (net of revenue generated) as of December 31, 1996 totaled approximately $1.2 million. This venture was originally a project of DeGeorge Sports, Inc., a Delaware corporation ("Sports"), which was then a wholly-owned subsidiary of BNC, which undertook it, in part, to familiarize itself and Company executives with direct response marketing, with the objective of utilizing this medium for the marketing of the Company's products. The initial costs of filming the infomercials were funded by a loan from DeGeorge to Sports. No term or interest rate was specified. The oral arrangement surrounding this loan provided for a personal guarantee of the loan by Mr. DeGeorge. In addition, during 1994, Mr. DeGeorge deferred gross compensation of $240,500. At year end 1994, the Sports bills paid by DeGeorge totaled $124,000. Mr. DeGeorge's deferred compensation amount was paid in January 1995 at which time BNC determined to transfer all of its interest in Sports (and thus the venture) to DeGeorge for a nominal consideration. The transfer was delayed because the then outstanding loan agreement between BT Commercial Corporation and DeGeorge prohibited the formation or acquisition of new subsidiaries. The transfer was completed on May 17, 1995. Mr. DeGeorge's oral guarantee terminated upon the transfer.
As of May 1996, Sports signed an agreement with a corporation experienced in the infomercial business to manage this business for a royalty equal to 5% of sales until Sports has received $350,000; then 3% of sales until Sports has received an additional $350,000; then 1% until the end of the license agreement. After Sports has recovered its costs under this license agreement, if ever, the 60/40 split described above will become applicable to any further amounts received by Sports under the license agreement.

     The "Fat Loss Coach" venture was undertaken, in part, to educate Company management about infomercial production and direct marketing. In part, because of what was learned from this venture, DeGeorge produced, and is currently airing, an infomercial of its own to market products.

     DeGeorge has, and continues to, sponsor certain amateur athletes (some of whom are or were employees of the Company or its subsidiaries) who compete in biathlon or triathlon events by reimbursing travel and equipment expenses.
 In the past certain professional athletes were also given small stipends, although that is no longer the case. These athletes wear DeGeorge logos and this sponsorship is a promotional venture for the Company. Mr. Peter R. DeGeorge and his former spouse also competed in some races and received reimbursements for equipment and entrance fees. These amounts for Mr.
DeGeorge and his former spouse, totaling $876, $4,239 and $7,271 for 1996, 1995 and 1994, respectively, have been included in computing Mr. DeGeorge's compensation reported herein. Expenses for sponsorships have been shared with Star Services, and have totaled for the Company approximately $79,600 in 1996, $39,600 in 1995 and $250,000 in 1994 and for Star Services
approximately $0 in 1996 and 1995 and $45,000 in 1994. The allocation between Star Services and the Company of these expenses was done by Mr. DeGeorge based upon what he considered appropriate at the time and the relative benefits to Star Services, himself and the Company.

     On January 12, 1996, the Company acquired a one-half interest in a jet aircraft for a total purchase price of $1.5 million. To date, the principal user of this aircraft from the Company has been Mr. DeGeorge, who has used it primarily to travel from Connecticut to Florida, where the Company maintains operations. On occasion when Mr. DeGeorge used the plane for personal travel, the Company's cost for such usage was charged to Mr. DeGeorge as compensation. Charter revenues from the aircraft have substantially offset operating costs.

     Mr. DeGeorge's son, who is a college student, had a summer job with the Company in 1996 as an analyst, continues to work for the Company on a part-time basis and has the use of a company car.

     In 1995, Mr. DeGeorge gave a Jeep motor vehicle to DeGeorge/Florida free of charge. The vehicle is now being used by Mr. DeGeorge in Connecticut.

SPLIT-DOLLAR LIFE INSURANCE POLICY

     During 1992, the Company entered onto a "split-dollar" life insurance agreement with Mr. DeGeorge and a trust established by him, pursuant to which the Company has assisted in purchasing a survivorship insurance policy on the lives of Mr. DeGeorge and his former spouse in the amount of $21.8 million. Should Mr. DeGeorge remarry, the policy would be a survivorship policy on him and his new spouse. The owner and beneficiary of the policy is a trust, of which Mr. DeGeorge's descendants are beneficiaries. The trust reimburses the Company for a minor portion of the premiums on such policy. Upon demand, the Company is entitled to receive the lesser of (a) the cash surrender value of the policy at such time, or (b) the total of premiums therefore paid on the policy by the Company, reduced by any other amounts previously received by the Company under the agreement. In the event of the death of the survivor of Mr. DeGeorge and his former spouse while the agreement is in effect, the Company will be entitled to receive from the policy proceeds an amount equal to the premiums paid by the Company, reduced by any other amounts previously received by the Company under the agreement. The balance of the proceeds will be paid to the trust, which will use such proceeds to purchase shares of Common Stock held by the estate of Mr. DeGeorge. Annual premiums of $145,000 were paid in each of the years 1996, 1995 and 1994 by the Company.

     In addition, the Company maintains a term insurance policy on the life of Mr. DeGeorge in the amount of $10 million. This policy was increased in December 1996 from the previous level of $5 million. The increase in the face amount of the policy was arranged to take advantage of favorable rates available at the time and to take into account a possible increase in the value of the Company's Common Stock. The owner and beneficiary of the policy is the above-described trust for the benefit of Mr. DeGeorge's descendants. Should Mr. DeGeorge predecease his former spouse, the term insurance would be paid to the trust, which would use the proceeds to purchase shares of Common Stock held by the estate of Mr. DeGeorge. The annual premium for this term insurance policy increases annually and was $21,350 in 1996 (reflecting the increase in the face value of the policy), $10,700 in 1995 and $8,850 in 1994, which amounts have been included in Mr. DeGeorge's compensation for the respective years.

GOZZO LITIGATION

     DeGeorge/Florida paid the legal fees to defend Mr. DeGeorge in a lawsuit in federal court against Mr. DeGeorge by a local Florida custom builder (GOZZO V. DEGEORGE, S.D. FLA.). The builder alleged that the plans for Mr. DeGeorge's house in Jupiter, Florida were really a product of the builder's architect rather than Mr. DeGeorge's architect. Mr. DeGeorge had intended to use his uniquely designed home as an advertisement for DeGeorge/Florida and, to that end, had interviewed local custom builders. In his discussions with the plaintiff builder, Mr. DeGeorge had revealed his business plans to develop the custom home building business of DeGeorge/Florida in the area.
In management's opinion, the pendency of this lawsuit has prevented DeGeorge/Florida from using Mr. DeGeorge's unique and dramatic home as a showplace and has delayed DeGeorge/Florida's entry into the luxury custom home building business in that area. The builder's claim for lost profits (Mr. DeGeorge used another builder to construct his home) was rejected by the court on the grounds that the builder had no contract or agreement with Mr. DeGeorge. This action has been settled with no payment by Mr. DeGeorge. The Company's Board of Directors determined that the defense of this action was a legitimate corporate expense of DeGeorge/Florida.

     On June 30, 1995, Mr. DeGeorge and DeGeorge/Florida initiated a Florida state court action against Mr. Gregory Gozzo and his related companies stating claims for tortious interference and unfair trade practices. On January 5, 1996, Mr. Gozzo filed a counterclaim alleging unjust enrichment, fraud, QUANTUM MERUIT, and theft of trade secrets. The parties to this action have engaged in settlement discussions. The costs of the Florida state court lawsuit are also being borne by the Company. The expenses for both the federal and state actions totaled $2,400, $132,000 and $79,800 in 1996, 1995 and 1994, respectively.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS

     Report of Independent Accountants

     Consolidated Balance Sheets as of December 31, 1996 and 1995

     Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES

     All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or are included in the Notes to Consolidated Financial Statements.

(b) REPORTS ON FORM 8-K

     The registrant filed the following Current Report on Form 8-K during the quarter ended December 31, 1996:

DATE           ITEM REPORTED
----           -------------

               None.

(c) EXHIBITS

3.1 Amended and Restated Certificate of Incorporation of the Company, dated as of October 13, 1994, previously filed with the SEC as Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, on November 11, 1994, is incorporated herein by reference.

3.2 Amended By-Laws of the Company, as of December 10, 1992, previously filed with the SEC as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, on March 25, 1993, are incorporated herein by reference.

4.1 Specimen of the Company's Common Stock, previously filed with the SEC as Exhibit 4.1 to Amendment No. 3 of the registrant's registration statement on Form S-1 (File No. 33-50696), on November 13, 1992, is incorporated herein by reference.

4.2 Registration Rights Agreement, dated as of December 10, 1992, previously filed with the SEC as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, on March 25, 1993, is incorporated herein by reference.

4.3 Certificate of designations, preferences and rights of 10% Non-Cumulative Preferred Stock of the Company, previously filed with the SEC as Exhibit 4.4 to the registrant's registration statement on Form S-1 (File No. 33-50696), on August 10, 1992, is incorporated herein by reference.

4.4 Certificate of designations, preferences and rights of 12 1/2% Cumulative Preferred Stock of DeGeorge, previously filed with the SEC as Exhibit
       4.5 to the registrant's registration statement on Form S-1 (File No. 33-50696), on August 10, 1992, is incorporated herein by reference.

4.5 Stock Purchase and Shareholders Agreement dated as of November 22, 1988 among the Company, Peter R. DeGeorge, Kleinwort Benson Limited and Creditanstalt Bankverein, ("Creditanstalt") previously filed with the SEC as Exhibit 4.6 to Amendment No. 2 of the registrant's registration statement on Form S-1 (File No. 33-50696), on November 4, 1992, is incorporated herein by reference.

4.6 Letter Agreement among the Company, Peter R. DeGeorge, Kleinwort Benson Limited and Creditanstalt, dated October 7, 1992, amending the Stock Purchase and Shareholders' Agreement, previously filed with the SEC as
       Exhibit 4.7 to Amendment No. 2 of the registrant's registration statement on Form S-1 (File No. 33-50696), on November 4, 1992, is incorporated herein by reference.

4.7 Indenture among the Company, DeGeorge, Plymouth Capital, Patwil Homes and First Trust National Association, as Trustee, relating to the 12% Senior Notes due 2001 previously filed with the SEC as Exhibit 4.7 to the registrant's Annual Report on Form 10-K, for the year ended December 31, 1994, on March 29, 1995 is incorporated herein by reference.

4.8 Warrant Agreement between the Company and First Trust National Association, as Warrant Agent, previously filed with the SEC as Exhibit
       4.8 to the registrant's Annual Report on Form 10-K, for the year ended December 31, 1994, on March 29, 1995 is incorporated herein by reference.

4.9 $2,625,000 Senior Secured Bonds Series 1994, Combination Mortgage, Security Agreement and Fixture Financing Statement, dated as of May 1, 1994, previously filed with the SEC as Exhibit 4.10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, on August 12, 1994 is incorporated herein by reference.

10.1 Amended and Restated Credit Agreement, dated as of February 2, 1994, among DeGeorge, Plymouth Capital, the banks listed therein and Morgan Guaranty Trust Company of New York, as Agent, previously filed with the SEC as Exhibit 10.1 to Amendment No. 3 of the registrant's registration statement on Form S-1 (File No. 33-67362), on February 16, 1994, is incorporated herein by reference.

10.2 Pledge and Security Agreement, dated as of June 30, 1988, among DeGeorge, Plymouth Capital, Morgan Guaranty Trust Company of New York, as Agent, as Secured Party, and Morgan Bank (Delaware), as Collateral Agent, as amended, previously filed with the SEC as Exhibit 10.2 to the registrant's registration statement on Form S-1 (File No. 33-50696) on August 10, 1992, is incorporated herein by reference.

10.3 Tax Liability Allocation and Reimbursement Agreement, previously filed with the SEC as Exhibit 10.3 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1992, on March 25, 1993, is incorporated herein by reference.

10.4 1994 Stock Option and Restricted Stock Purchase Plan of the Company, dated as of October 13, 1994, previously filed with the SEC as Exhibit
       10.4 to the registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1994, on November 11, 1994 is incorporated herein by reference.

10.5   DeGeorge 401(k) Savings Plan, previously filed with the SEC as Exhibit
       10.5 to the registrant's registration statement on Form S-1 (File No. 33-50696) on August 10, 1992, is incorporated herein by reference.

10.6 Split-dollar Life Insurance Agreement among the Company, Peter R. DeGeorge and the Peter R. DeGeorge Trust, previously filed with the SEC as Exhibit 10.6 to Amendment No. 2 to the registrant's registration statement on Form S-1 (File No. 33-50696), on November 4, 1992, is incorporated herein by reference.

10.7 Consulting Services Agreement between the Company and BNC, previously filed with the SEC as Exhibit 10.7 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1992, on March 25, 1993, is incorporated herein by reference.

10.8 Space and Services Agreement between DeGeorge and Star Services, previously filed with the SEC as Exhibit 10.8 to Amendment No. 3 to the registrant's registration statement on Form S-1 (File No. 33-50696), on November 13, 1992, is incorporated herein by reference.

10.9 Asset Purchase Agreement, dated April 19, 1988, between DeGeorge and Insilco Corporation, as amended, previously filed with the SEC as
       Exhibit 10.10 to Amendment No. 1 to the registrant's registration statement on Form S-1 (File No. 33-50696), on October 7, 1992, is incorporated herein by reference.

10.10 Employment Agreement, dated December 10, 1992 between the Company and Herbert L. Getzler, previously filed with the SEC as Exhibit 10.10 to the registrant's Annual Report on Form 10-K for the ended December 31, 1992, on March 25, 1993, is incorporated herein by reference.

10.11 Employment Agreement, dated December 10, 1992 between the Company and Robert E. Reiner previously filed with the SEC as Exhibit 10.11 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1992, on March 25, 1993, is incorporated herein by reference.

10.12 Letter Employment Agreement, dated January 15, 1993 between the Company and Jonathan K. Dodge, previously filed with the SEC as Exhibit 10.12 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1992, on March 25, 1993, is incorporated herein by reference.

10.13 Sublease Agreement dated March 6, 1993 between KMART Corporation and DeGeorge for the Fort Wayne, Indiana manufacturing and distribution facility previously filed with the SEC as Exhibit 10.13 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, on May 11, 1993, is incorporated herein by reference.

10.14 Asset Purchase Agreement, dated August 23, 1993, among Patwil Homes, Skor, Peter B. Orthwein and George Skakel, III, previously filed with the SEC as Exhibit 1 to the registrant's Current Report on Form 8-K, on September 2, 1993, is incorporated herein by reference.

10.15 Covenant Not-to-Compete and Undertakings, dated August 23, 1993 between Skor and Patwil Homes, previously filed with the SEC as Exhibit 10.24 to Amendment No. 1 to the registrant's registration statement on Form S-1 (File No. 33-67362), on September 20, 1993, is incorporated herein by reference.

10.16 Commercial Loan Note, dated August 23, 1993, issued by Patwil Homes to Dauphin Deposit Bank and Trust, previously filed with the SEC as
       Exhibit 10.25 to Amendment No. 1 to the registrant's registration statement on Form S-1 (File No. 33-67362), on September 20, 1993, is incorporated herein by reference.

10.17 Note Agreement, dated September 23, 1993, issued by the Company to Peter R. DeGeorge, previously filed with the SEC as Exhibit 10.34 to Amendment No. 2 to the registrant's registration statement on Form S-1 (File No. 33-67362), on September 30, 1993, is incorporated herein by reference.

10.18  Demand Note, dated September 23, 1993, issued by the Company to Peter
       R. DeGeorge, previously filed with the SEC as Exhibit 10.35 to Amendment No. 2 to the registrant's registration statement on Form S-1 (File No. 33-67362), on September 30, 1993, is incorporated herein by reference.

10.19 Registration Rights Agreement, dated January 14, 1994, between the Company and the persons named in Schedule I thereto, previously filed with the SEC as Exhibit 10.23 to Amendment No. 3 to the registrant's registration statement on Form S-1 (File No. 33-67362), on February 16, 1994, is incorporated herein by reference.

10.20 Irrevocable Proxies, each dated January 14, 1994, granted to Peter R. DeGeorge, previously filed with the SEC as Exhibit 10.24 to Amendment No. 3 to the registrant's registration statement on Form S-1 (File No. 33-67362), on February 16, 1994, are incorporated herein by reference.

10.21 Convertible Note due July 14, 1994 issued by Patwil Homes to Peter R. DeGeorge, previously filed with the SEC as Exhibit 10.27 to Amendment No. 3 to the registrant's registration statement on Form S-1 (File No. 33-67362), on February 16, 1994, is incorporated herein by reference.

10.22 Bridge Note dated February 2, 1994 from DeGeorge to Creditanstalt, previously filed with the SEC as Exhibit 10.2 to Amendment No. 3 to the registrant's registration statement on Form S-1 (File No. 33-67362), on February 16, 1994, is incorporated herein by reference.

10.23 Warrant Agreement dated as of February 2, 1994 between the Company and Creditanstalt, previously filed with the SEC as Exhibit 10.3 to Amendment No. 3 of the registrant's registration statement on Form S-1 (File No. 33-67362), on February 16, 1994, is incorporated herein by reference.

10.24 Warrant Certificate dated February 2, 1994 evidencing 120,000 Common Stock Purchase Warrants of the Company issued to Creditanstalt, previously filed with the SEC as Exhibit 10.4 to Amendment No. 3 of the registrant's registration statement on Form S-1 (File No. 33-67362), on February 16, 1994, is incorporated herein by reference.

10.25 Registration Rights Agreement dated as of February 2, 1994 between the Company and Creditanstalt, previously filed with the SEC as Exhibit
       10.5 to Amendment No. 3 of the registrant's registration statement of Form S-1 (File No. 33-67362), on February 16, 1994, is incorporated herein by reference.

10.26 Commitment letter, dated February 15, 1994, from BT Commercial Corporation, as Agent, to the Company, previously filed with the SEC as
       Exhibit 10.28 to Amendment No. 4 to the registrant's registration statement on Form S-1 (File No. 33-67362), on March 10, 1994, is incorporated herein by reference.

10.27 $800,000 loan by the State of Connecticut Department of Economic Development to the Company and related documents, previously filed with the SEC as Exhibit 10.27 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, on May 12, 1994 is incorporated herein by reference.

10.28 Credit Agreement among DeGeorge and Plymouth Capital as borrowers, the Company as guarantor and a group of lenders and BT Commercial Corporation, as Agent, previously filed with the SEC as Exhibit 10.28 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, on May 12, 1994 is incorporated herein by reference.

10.29 Agreement of Indemnification dated as of October 13, 1994 by and among the Company, BNC, Herbert L. Getzler and James G. Einloth, previously filed with the SEC as Exhibit 10.28 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 on November 11, 1994 is incorporated herein by reference.

10.30 Promissory note, in the principal amount of $154,835.47, dated as of December 30, 1994 and the related Pledge Agreement from Herbert L. Getzler to DeGeorge, previously filed with the SEC as Exhibit 10.30 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994 on March 29, 1995, is incorporated herein by reference.

10.31 Promissory note, in the principal amount of $106,480.03, dated as of December 30, 1994 and the related Pledge Agreement from James G. Einloth to DeGeorge, previously filed with the SEC as Exhibit 10.31 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994 on March 29, 1995, is incorporated herein by reference.

10.32 Promissory note, in the principal amount of $160,000 dated as of January 3, 1995 from Herbert L. Getzler to DeGeorge, previously filed with the SEC as Exhibit 10.32 to the registrant's Quarterly Report on Form 10-Q, for the quarter ended March 31, 1995 on May 11, 1995 is incorporated herein by reference.

10.33 Construction Loan Purchase and Servicing Agreement dated as of April 14 1995, previously filed with the SEC as Exhibit 10.33 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, on May 11, 1995 is incorporated herein by reference.

10.34 Lease agreement, dated as of November 16, 1995, between DeGeorge and PRD, previously filed with the SEC as Exhibit 10.34 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995, on March 29, 1996, is incorporated herein by reference.

10.35 Sale agreement, dated as of February 7, 1996, between DeGeorge and Ryan Construction Company of Minnesota, Inc., previously filed with the SEC as Exhibit 10.35 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995, on March 29, 1996, is incorporated herein by reference.

10.36 Promissory note, in the principal amount of $607,503.33 dated as of April 11, 1996 from Herbert L. Getzler to the Company, previously filed with the SEC as Exhibit 10.36 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, on May 10, 1996 is incorporated herein by reference.

10.37 Promissory note, in the principal amount of $309,453.98 dated as of April 11, 1996 from James G. Einloth to the Company, previously filed with the SEC as Exhibit 10.37 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, on May 10, 1996 is incorporated herein by reference.

10.38 First Amendment to Construction Loan Purchase and Servicing Agreement dated as of March 1, 1997 is attached hereto as Exhibit 10.38.

11.1 Statement Regarding Computation of Per Share Earnings is attached hereto as Exhibit 11.1.

22     Subsidiaries of the Company is attached hereto as Exhibit 22.

25     Powers of Attorney, dated March 25, 1997 are attached hereto as Exhibit
       25.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DEGEORGE FINANCIAL CORPORATION
                              (Registrant)

Dated:  March 31, 1997

                              By:  /s/  PETER R. DEGEORGE
                                   -------------------------------------
                                   Peter R. DeGeorge
                                   Chairman and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 31, 1997

                              By:  /s/  SALVATORE A. BUCCI
                                   -------------------------------------
                                   Salvatore A. Bucci
                                   Vice President, Financial Operations
                                   (Principal Financial Officer)
                                   (Chief Accounting Officer)


DIRECTORS:

PETER R. DEGEORGE
P. PETER PASCALI
JOHN H. WARREN
JAMES G. EINLOTH

     Jonathan K. Dodge, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the Registrant pursuant to powers of attorney duly executed by such persons.


Dated:  March 31, 1997

                              By:  /s/  JONATHAN K. DODGE
                                   -------------------------------------
                                   Jonathan K. Dodge
                                   (Attorney-in-fact)

                         Report of Independent Accountants



To the Stockholders and
Board of Directors of
DeGeorge Financial Corporation


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows, and of changes in stockholders' equity present fairly, in all material respects, the financial position of DeGeorge Financial Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICE WATERHOUSE LLP

Stamford, Connecticut
March 14, 1997

                          DEGEORGE FINANCIAL CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                             DECEMBER 31, 1996 AND 1995
                                 ($ IN THOUSANDS)




                                                          1996           1995
                                                        --------       --------
ASSETS
Cash and cash equivalents                               $  3,737       $  2,838
Notes receivable, net                                     26,726         35,074
Receivable from related parties                            1,047            466
Inventory                                                  7,833          6,958
Prepaid expenses and other assets                          4,158          3,988
Deposits                                                  19,249          8,644
Mortgage servicing rights                                  5,982          3,036
Senior Bond collateral fund                                3,008              -
Real estate owned                                          6,576          2,943
Property, plant and equipment, net                        12,191          6,416
Property held for sale, net                                  417          5,144
Assets of discontinued operations                          2,549          7,663
Deferred income taxes                                        336              -
Intangible assets, net                                     2,006          2,492
                                                        --------       --------
  Total assets                                          $ 95,815       $ 85,662
                                                        --------       --------
                                                        --------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                        $  7,053       $  6,414
Accrued construction costs and unearned
  revenue on sold notes receivable                        28,857         14,113
Accrued expenses                                           4,399          9,867
Customer deposits                                            821            857
12% Senior notes                                          43,738         44,215
Notes payable                                              3,527          3,634
Capital lease obligations                                    925          1,244
                                                        --------       --------
  Total liabilities                                       89,320         80,344
                                                        --------       --------
Commitments and contingencies (Note 13)
Stockholders' equity:
Common Stock; par value $.10, 25,000,000 shares
 authorized, 10,810,193 shares outstanding                 1,081          1,081
Paid in capital                                           47,384         47,384
Accumulated deficit                                      (41,970)       (43,147)
                                                        --------       --------
  Total stockholders' equity                               6,495          5,318
                                                        --------       --------
Total liabilities and stockholders' equity              $ 95,815       $ 85,662
                                                        --------       --------
                                                        --------       --------




          See accompanying notes to consolidated financial statements

                        DEGEORGE FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDING DECEMBER 31, 1996, 1995 AND 1994
                    ($ IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         1996           1995           1994
                                                     -----------    -----------    -----------
  Net housing revenue                                $    86,162    $    60,615    $    56,548
  Financial services revenue                               5,424          5,844          6,216
                                                     -----------    -----------    -----------
    Total revenue                                         91,586         66,459         62,764

  Costs and expenses:
    Cost of sales                                         54,758         38,270         34,819
    Selling                                               12,786         11,998          9,580
    General & administrative                              17,104         15,138         13,658
    Provision for credit losses                            1,975          2,460          2,599
    Interest expense                                       6,230          7,558          7,726
    Other (income) expense                                (1,858)          (540)            26
    Restructuring expense                                      -          1,358            903
                                                     -----------    -----------    -----------
  Income (loss) from continuing operations
  before income taxes                                        591         (9,783)        (6,547)

  Income tax benefit (provision)                             236         (1,272)         1,702
                                                     -----------    -----------    -----------
  Income (loss) from continuing operations                   827        (11,055)        (4,845)

  Discontinued operations-Patwil Homes, Inc.
  Income (loss) from operations                              350         (8,412)        (5,054)
  Estimated loss on disposal during
    the phase out period                                       -         (8,206)             -
                                                     -----------    -----------    -----------
  Net income (loss)                                  $     1,177    $   (27,673)   $    (9,899)
                                                     -----------    -----------    -----------
                                                     -----------    -----------    -----------
  Earnings per common share:
    Income (loss) from continuing operations         $      0.08    $     (1.02)   $     (0.46)
    Income (loss) from discontinued operations              0.03          (1.54)         (0.48)
                                                     -----------    -----------    -----------
    Net income (loss)                                $      0.11    $     (2.56)   $     (0.94)
                                                     -----------    -----------    -----------
                                                     -----------    -----------    -----------
  Weighted average number of common shares
   outstanding                                        10,810,193     10,810,193     10,504,786
                                                     -----------    -----------    -----------
                                                     -----------    -----------    -----------


                     See accompanying notes to consolidated financial statements

                       DEGEORGE FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDING DECEMBER 31, 1996, 1995 AND 1994
                              ($ IN THOUSANDS)



                                                                1996         1995          1994
                                                              --------     --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                             $  1,177     $(27,673)     $  (9,899)
                                                              --------     --------      ----------
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
   Depreciation and amortization                                 12,118       5,772          1,942
   Common stock issued for services                                   -           -            821
   Provision for credit losses                                    1,975       2,460          2,599
   Provision for sales promotions and incentives                  3,211       6,220          7,934
   Loss (gain) on sale of property, plant and equipment            (651)          8            351
   Loss (gain) on early debt extinguishment                        (100)          -              -
   Loss (gain) from discontinued operations                        (350)     16,619          5,054
 Decrease (increase) in other operating assets (Note 19)       (171,723)    (94,146)       (20,629)
 Increase (decrease) in other operating liabilities (Note 19)     9,879      13,050        (15,181)
                                                              ---------    --------      ----------
   Total adjustments                                           (145,641)    (50,017)       (17,109)
                                                              ---------    --------      ----------
   Net cash provided (used) by operating activities of:
    Continuing operations                                      (144,464)    (77,690)        (27,008)
    Discontinued operations                                       5,464        (672)          1,842
                                                              ---------     --------      ----------
   Net cash provided (used) by operating activities            (139,000)    (78,362)        (25,166)
                                                              ---------     --------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of property, plant and equipment           5,373       2,628            754
   Purchase of property, plant and equipment                     (6,643)     (3,409)        (2,997)
                                                              ---------    --------      ----------
   Net cash provided (used) by investing activities              (1,270)       (781)        (2,243)
                                                              ---------    --------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sales of construction loans receivable,
    net of discounting and holdback                             142,131     105,401              -
   Principal payments on notes payable - revolver                     -     (61,372)      (108,812)
   Borrowings on notes payable - revolver                             -      40,600         93,000
   Principal payments on notes payable - other                     (118)          -         (2,025)
   Borrowings on notes payable - other                                -           -          3,425
   Deferred debt issue cost                                           -         (26)        (5,169)
   Proceeds from issuance of warrants                                 -           -          1,200
   Principal payments on notes payable - related party                -           -         (5,065)
   Proceeds from borrowings - related party                           -           -          3,400
   Principal payments on 12% senior notes                          (525)     (3,601)             -
   Proceeds from issuance of 12% senior notes                         -           -         48,800
   Principal payments on capital leases                            (319)       (322)          (290)
                                                              ---------     --------      ----------
   Net cash provided (used) by financing activities             141,169      80,680         28,464
                                                              ---------     --------      ----------

Net change in cash and cash equivalents                             899       1,537          1,055

Cash and cash equivalents - beginnning of the year                2,838       1,301            246
                                                              --------     --------      ----------
Cash and cash equivalents - end of the year                    $  3,737    $  2,838       $  1,301
                                                              --------     --------      ----------
                                                              --------     --------      ----------


         See accompanying notes to consolidated financial statements.

                       DEGEORGE FINANCIAL CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE YEARS ENDING DECEMBER 31, 1996, 1995 AND 1994
                              ($ IN THOUSANDS)


                                Common Stock
                             ------------------  Paid-in  Retained
                               Shares    Amount  Capital  Earnings     Total
                             ----------  ------  -------  --------   ---------
December 31, 1993            10,470,193  $1,047  $45,397  $ (5,575)  $  40,869
Issuance of stock warrants            -       -    1,200         -       1,200
Merger with Milestar                  -       -        1         -           1
Restricted stock awards         340,000      34      786         -         820
Net Loss                              -       -        -    (9,899)     (9,899)
                             ----------  ------  -------  --------   ---------
December 31, 1994            10,810,193   1,081   47,384   (15,474)     32,991
Net Loss                              -       -        -   (27,673)    (27,673)
                             ----------  ------  -------  --------   ---------
December 31, 1995            10,810,193   1,081   47,384   (43,147)      5,318
Net Income                            -       -        -     1,177       1,177
                             ----------  ------  -------  --------   ---------
December 31, 1996            10,810,193  $1,081  $47,384  $(41,970)  $   6,495
                             ----------  ------  -------  --------   ---------
                             ----------  ------  -------  --------   ---------

         See accompanying notes to consolidated financial statements.

                        DEGEORGE FINANCIAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BUSINESS OF THE COMPANY

     DeGeorge Financial Corporation (the "Company") is a holding company whose significant assets are its investment in its wholly-owned operating subsidiary DeGeorge Home Alliance, Inc. ("DeGeorge") and its wholly-owned subsidiary, Plymouth Capital Company, Inc. ("Plymouth Capital"); DeGeorge Homes of Florida, Inc. ("DeGeorge/Florida"); DeGeorge Homes of New England, Inc. ("DeGeorge/New England"); and Patwil Homes, Inc. ("Patwil Homes"). Pursuant to a vote of a majority of its stockholders at the Annual Meeting of Stockholders on November 7, 1996, the name of the Company was changed to DeGeorge Financial Corporation from Miles Homes, Inc. DeGeorge, formerly Miles Homes Services, Inc., changed its name on October 29, 1996. The combined assets, liabilities, earnings and equity of DeGeorge, Plymouth Capital, DeGeorge/Florida, DeGeorge/New England and Patwil Homes are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. Accordingly, separate financial statements and other disclosures concerning DeGeorge, Plymouth Capital, DeGeorge/Florida, DeGeorge/New England and Patwil Homes are not deemed to be material to investors. In November 1995, the Company announced the closing of the Patwil Homes' business (see "Note 20 - Discontinued Operations").

     DeGeorge sells a contract package of materials, plans and support services, and through its wholly-owned subsidiary, Plymouth Capital, provides financing to qualified individuals. The contract package enables customers without prior building experience to eliminate the need for general contractors in the building of their own homes. Most customers take nine to twelve months to complete their homes. Upon completion, the construction loan is repaid from the proceeds of permanent mortgage financing obtained by the customers from third-party lenders (on average, approximately 13 months after the first delivery of building materials). Customer notes receivable are secured by a mortgage on the property and material delivered.

     On April 14, 1995, the Company entered into a Construction Loan Purchase and Servicing Agreement (the "Construction Loan Agreement") with a mortgage financing company. The Construction Loan Agreement provides that the Company may sell, at its discretion, all of its construction loans, subject to certain criteria (see "Note 4 - Sale and Servicing of Notes Receivable").

     The Company is currently dependent upon cash flow from the sale of construction loans under the Construction Loan Agreement for its working capital needs. Losses for the year ended December 31, 1995, including write-offs occasioned by the discontinuance of operations of Patwil Homes, had caused the Company to violate the minimum tangible net worth covenant in the Construction Loan Agreement (the "Covenant"). Since being verbally notified of the Covenant violation, the mortgage financing company has nonetheless
continued to purchase construction loans from the Company.   During this period
management had on-going discussions with the mortgage financing company concerning this issue.

     In March 1997, the Covenant was amended by written agreement to reflect the Company's present and anticipated financial condition. The amendment revised the Covenant for all periods retroactive to the date of the Construction Loan Agreement. Had the revised Covenant been in force throughout the term of the Construction Loan Agreement (since its inception on April 14, 1995), a violation of the Covenant would never have occurred. The Company is currently in compliance with the revised Covenant.

                        DEGEORGE FINANCIAL CORPORATION

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. As a result of discontinuing the operations of Patwil Homes, related assets as of December 31, 1996 and 1995, have been classified as "Assets of discontinued operations" and operating results for each of the years presented are separately stated as "Discontinued operations". All intercompany accounts and transactions have been eliminated.

     RECLASSIFICATIONS

     Certain reclassifications have been made to the accompanying consolidated statement of operations for the years ended December 31, 1995 and 1994, and to the consolidated balance sheet as of December 31, 1995 to conform to the presentation of the results of operations and balance sheet in 1996. These reclassifications had no effect on net income, total assets or liabilities.

     NET HOUSING REVENUE

     Gross housing revenue of DeGeorge and related cost of sales are recognized as materials are delivered to the customer in several loads over the construction period. The computation of gross housing revenue is based on the material cost of each shipment as a percentage of total material cost of all shipments to the customer as applied to the sales contract price. Net housing revenue is stated net of sales discounts and allowances.

     Sales discounts include sales promotions and cash sale discounts, although the Company discontinued the use of cash sale discounts in 1995. For marketing purposes, DeGeorge may offer sales promotions to customers at the time of sale which typically consist of a free interest period or merchandise.

     Sales promotions are charged against an allowance at the time they are earned by the customers. Provisions for sales promotions are recorded on a basis consistent with the recognition of housing revenue and are offset against gross housing revenue in the statement of operations. For those loans owned by the Company, the allowance is reflected on the balance sheet as a reduction to notes receivable and is maintained at a level considered necessary by management to cover sales discounts offered and expected to be taken by customers. Actual cash sale discounts are recorded as offsets to gross housing revenue at the time the discounts are taken.

     Net housing revenue for the years ended December 31, 1996, 1995 and 1994, is as follows (in thousands):

                        DEGEORGE FINANCIAL CORPORATION

                                                    DECEMBER 31,
                                           -------------------------------
                                             1996        1995       1994
                                           -------     -------     -------
Gross housing revenue                      $89,373     $66,660     $63,042
Less: sales discounts and allowances        (3,211)     (6,045)     (6,494)
                                           -------     -------     -------
Net housing revenue                        $86,162     $60,615     $56,548
                                           -------     -------     -------
                                           -------     -------     -------


     FINANCIAL SERVICES REVENUE

     Financial services revenue is comprised principally of interest charged to customers on construction loans and also includes customer insurance placement fees, loan origination fees and net loan servicing income. Net loan servicing income represents fees collected by the Company for servicing construction loans that have been sold, offset by amortization of prepaid mortgage servicing costs recorded at the time of the construction loan sale. Interest on construction financing is charged and recognized as revenue on a monthly basis on the actual loan balances outstanding during the construction period based on contractually established interest rates. Interest income is not recognized on receivables where substantial doubt exists as to collection of the principal balance of the related receivable.

     MORTGAGE SERVICING RIGHTS

     Pursuant to the Construction Loan Agreement, the Company services construction loans which are sold to the mortgage financing company, for which it receives servicing income. The fair value of the mortgage servicing rights is calculated at the time the note receivable is sold and is based on the total estimated cash to be received over the life of the sold loan less incremental costs associated with servicing the loan. In the event of unanticipated prepayments and/or impairments on the sold notes, the capitalized mortgage servicing rights are adjusted as necessary.

     PROVISION FOR CREDIT LOSSES

     An allowance for estimated credit losses is established by charges to income and is maintained at a level considered necessary by management to provide for potential losses on notes receivable. The adequacy of the allowance is based on management's evaluation of the factors underlying the quality of the notes receivable portfolio, including actual credit and real estate owned ("REO") loss experience, current and anticipated economic conditions and detailed analysis of individual receivables and properties for which full collectability may not be assured. Realized credit losses are charged against the allowance and include specific writedowns to net realizable value when receivables are transferred to REO. Because there are subjective judgments involved, future adjustments to the allowance may be necessary if conditions differ from the assumptions used in performing the evaluation.

     ADVERTISING

     The Company expenses costs of advertising when incurred, or if later, when first used, or in the case of direct response advertising, over the expected period of future benefits. At December 31, 1996, $700,000 of advertising costs were included in prepaid expenses and other assets.

     STOCK-BASED COMPENSATION

     The Company applies Accounting Principles Board Opinion No. ("APB") 25 to account for stock-based compensation. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("FAS") 123, "Accounting for Stock-Based Compensation", effective for years beginning after December 15, 1995. Under FAS 123 the Company is not required to and did not change its method of accounting for stock-based compensation. Pro forma net income and earnings per share based on the fair value method of accounting are disclosed in Note 18.

     INCOME TAXES

     Effective January 1, 1993, the Company adopted FAS 109, "Accounting for Income Taxes". FAS 109 requires that deferred tax assets and liabilities are established based on the difference between the financial statement and income tax basis of assets and liabilities using existing tax rates. Deferred tax assets and liabilities are valued and reflected in the financial statements net of the appropriate reserve.

                        DEGEORGE FINANCIAL CORPORATION

     EARNINGS PER COMMON SHARE

     For the years ended December 1996, 1995 and 1994, earnings (loss) per common share is based on 10,810,193; 10,810,193 and 10,504,786 weighted average shares outstanding, respectively.

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash and investments in short-term money market or U.S. Government Securities with an original maturity of three months or less. Investments are valued at cost which approximates market.

     INVENTORY

     Inventory is stated at the lower of cost or market with cost determined on a first-in, first-out ("FIFO") basis.

     REAL ESTATE OWNED (REO)

     REO represents properties acquired by DeGeorge through foreclosure or deed-backs (including in-substance foreclosures) and is stated at the lower of cost or net realizable value. Gains or losses, if any, on the sale of these properties are included in other income (expense).

     PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation for financial reporting purposes is provided on a straight-line basis over the estimated useful life of the assets. An accelerated method is used for income tax purposes. Cost of buildings include capitalized interest which will be amortized over the estimated useful life of the building. The Company had capitalized interest cost of $99,000 and $52,000 in 1996 and 1995, respectively.

     PROPERTY HELD FOR SALE

     Property held for sale is stated at cost net of accumulated depreciation or net realizable value, whichever is lower.

     INTANGIBLE ASSETS, NET

     Intangible assets include net deferred debt issuance costs which include costs associated with the issuance of 12% Senior Notes. Debt issuance costs are being amortized on a straight-line basis over the terms of the related loans. Debt issuance cost is presented net of accumulated amortization of $3.1 million and $2.6 million at December 31, 1996 and 1995, respectively.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     FAS No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities", was issued in June 1996. This Statement provides consistent standards for distinguishing

                        DEGEORGE FINANCIAL CORPORATION
transfers of financial assets that are sales from transfers that are secured borrowings and for the determination as to when a liability should be considered extinguished.

     As issued, the Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996; however, an amendment to FAS 125 deferred for one year the effective date for certain transactions, including the Company's transactions under the Construction Loan Agreement. As such, the provisions of FAS 125 will not affect transactions of the Company until after December 31, 1997.

NOTE 3 - NOTES RECEIVABLE:

     Notes receivable at December 31, 1996 and 1995, are as follows (in thousands):

                                                              DECEMBER 31,
                                                          -------------------
                                                            1996      1995
                                                          --------   --------
Contractual value of notes receivable                     $37,137    $51,010
Less:  unearned income                                     (8,757)    (9,535)
                                                         --------   --------
                                                           28,380      41,475
Less:
  Allowance for sales promotions and incentives              (878)    (3,042)
  Allowance for credit losses                                (675)    (3,106)
  Deferred loan processing fees, net                         (101)      (253)
                                                          --------   --------
Notes receivable, net                                     $26,726    $35,074
                                                          --------   --------
                                                          --------   --------


     Unearned income represents contract revenue that will be recognized as remaining materials are delivered to customers.

     In addition to DeGeorge supplied materials, funds are provided to customers for subcontractors and other material purchases related to the construction of customer homes. These amounts, when paid, are included in the customer's receivable balance and interest is charged at a rate established in the sales contract. Funds provided by DeGeorge during the years ended December 31, 1996 and 1995, were approximately $74.3 million and $43.2 million, respectively.

     Notes receivable include accounts that are not expected to be repaid within one year, as the contractual terms of the receivables are generally 24 months. As of December 31, 1996 and 1995, contractual maturities of the receivables were as follows (in thousands):

                                                              DECEMBER 31,
                                                          -------------------
                                                            1996      1995
                                                          --------   --------
Current                                                   $10,716    $14,373
Long-term                                                  17,664     27,102
                                                          --------   --------
Total                                                     $28,380    $41,475
                                                          --------   --------
                                                          --------   --------

     It is the Company's experience that a substantial portion of the notes receivable portfolio is generally repaid before contractual maturity dates. Therefore, the above information is not to be regarded as a forecast of future cash collections.

                        DEGEORGE FINANCIAL CORPORATION

     As of December 31, 1996 and 1995, receivables which were more than ninety days contractually past due were approximately $3.4 million and $3.7 million, respectively. Based on prior experience and on analysis of specific accounts, management is of the opinion that collection of interest on these receivables more than 90 days past due is probable. A customer is considered to be in default if that person has not obtained, or is not in the process of obtaining, permanent financing at the end of the contractual period. As of December 31, 1996 and 1995, notes receivable included approximately $2.2 million and $1.0 million of notes receivable in default. Approximately 41.4% and 51.2% of the originated notes receivable portfolio as of December 31, 1996 and 1995, respectively, was concentrated in the states of Michigan, Colorado, Nevada, Ohio and Pennsylvania.

     The activity in the allowance for sales promotions and incentives for the years ended December 31, 1996, 1995 and 1994, is as follows (in thousands) :


                                                      DECEMBER 31,
                                              --------------------------
                                               1996       1995      1994
                                              ------     ------    ------
Balance, beginning of year                    $3,042     $4,107    $3,000
Provision for promotions and incentives        3,211      6,220     7,934
Sales promotions and incentives taken         (5,375)    (7,285)   (6,827)
                                              -------    -------   -------
Balance, end of year                          $  878     $3,042    $4,107
                                              -------    -------   -------
                                              -------    -------   -------

     The activity in the allowance for credit losses for the years ended December 31, 1996, 1995 and 1994, is as follows (in thousands):

                                                       DECEMBER 31,
                                              ----------------------------
                                               1996        1995       1994
                                              ------      -------    ------
Balance, beginning of year                    $3,106      $4,236     $2,546
Provision for credit loss                      1,975       2,460      2,599
Reclassification to deposits for sold notes
  receivable                                  (1,002)     (2,540)        -
Charge-offs, net of recoveries                (3,404)     (1,050)      (909)
                                              -------     -------    -------
Balance, end of year                          $  675      $3,106     $4,236
                                              -------     -------    -------
                                              -------     -------    -------

     Beginning in 1996, refinancing incentives were reclassified to provision for credit loss from sales promotions. The resulting effect for prior years presented is an increase in net housing revenue (from a decrease in sales promotions) and an increase in the provision for credit loss of $985,000 and $1.1 million for the years ending December 31, 1995 and 1994, respectively.

NOTE 4 - SALE AND SERVICING OF NOTES RECEIVABLE:

     On April 14, 1995, the Company entered into the Construction Loan Agreement with a mortgage financing company. The Construction Loan Agreement provides that the Company may sell at its discretion all of its construction loans, subject to certain criteria. These loans can be sold at face value (net of sales discounts), discounted to provide a return of 1 1/2% over prime (9.75% and 10.00% at December 31, 1996 and 1995, respectively). In connection with this Construction Loan Agreement, there is a holdback provision on a portion of the sale proceeds due the Company as security for possible credit losses. The Company receives interest (reflected in other income/expense) on these deposited funds, which amounted to $817,000 and $319,000 in 1996 and 1995, respectively.

                        DEGEORGE FINANCIAL CORPORATION

     The amounts owed to the Company under the holdback provisions are included in deposits on the balance sheet, which are stated net of the Company's estimated credit losses anticipated on the construction loans sold at December 31, 1996 and 1995, as follows (in thousands):

                                                       DECEMBER 31,
                                                --------------------------
                                                    1996           1995
                                                   -------       -------
Holdback                                           $22,370       $10,464
Allowance for estimated credit losses               (3,542)       (2,540)
                                                   -------       -------
Net holdback (included in deposits)                $18,828       $ 7,924
                                                   -------       -------
                                                   -------       -------

     During 1996, the Company sold $167.9 million, net face value ($171.1 million gross sales less $3.2 million of repurchased accounts), of construction loans pursuant to the Construction Loan Agreement. Net proceeds to the Company for the year were $142.0 million, after discounting of $13.9 million and deposits of $12.0 million (retainage on sales of $21.3 million less returns of $9.3 million relative to loan payoffs). During 1995, the Company sold $123.1 million, net face value ($123.4 million gross sales less $300,000 of repurchased accounts), of construction loans. Net proceeds for 1995 were $105.4 million, after discounting of $7.2 million and deposits of $10.5 million (retainage of $15.9 million less returns of $5.4 million).

     Changes in mortgage loan servicing rights internally originated during the years ended December 31, 1996 and 1995 were as follows (in thousands):

                                                       DECEMBER 31,
                                                   -------------------
                                                    1996          1995
                                                   ------        ------
Balance, beginning of year                         $3,036         $  -
Internally originated                              13,557        7,216
Amortization                                      (10,611)      (4,180)
                                                   ------        -----
Balance, end of year                               $5,982       $3,036
                                                   ------       ------
                                                   ------       ------

     The amortization of mortgage servicing rights is included in financial services revenue.

     At December 31, 1996 and 1995, respectively, the Company was servicing, on behalf of the mortgage finance company, approximately $180.0 and $80.3 million face value of construction loans. Unearned income of approximately $10.6 and $4.4 million relating to these construction loans and approximately $18.3 and $9.7 million of cash assistance to customers is included in accrued construction costs and unearned income on sold notes receivable at December 31, 1996 and 1995, respectively.

NOTE  5 - INVENTORY:

     At December 31, 1996 and 1995, inventory consisted mainly of unassembled lumber and other building materials stored at distribution facilities, land and related construction costs on turnkey homes under construction and model homes as follows (in thousands):

                                                      DECEMBER 31,
                                                   -------------------
                                                    1996          1995
                                                   ------        ------
Unassembled lumber and other building
  materials stored at distribution facilities      $4,241        $4,282
Land and related construction costs on
  homes under construction                          2,798         1,660
Model homes                                           794         1,016
                                                   ------        ------
                                                   $7,833        $6,958
                                                   ------        ------
                                                   ------        ------

                        DEGEORGE FINANCIAL CORPORATION

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT:

     At December 31, 1996 and 1995, property, plant and equipment includes (in thousands):

                                                      DECEMBER 31,
                                                   -------------------
                                                    1996          1995
                                                   ------        ------
Land and land improvements                         $1,092        $ 634
Buildings and building improvements                 4,942        2,796
Equipment                                           7,459        4,261
Capitalized leases                                  1,449        1,449
                                                   ------        -----
                                                   14,942        9,140
Less: accumulated depreciation                     (2,348)      (2,409)
Less: accumulated amortization of capitalized
  leases                                             (403)        (315)
                                                  --------      -------
Property, plant and equipment, net                $12,191       $6,416
                                                  --------      -------
                                                  --------      -------

     Depreciation expense for the years ended December 31, 1996, 1995 and 1994, was $873,000, $914,000 and $929,000, respectively. Amortization of assets recorded under capital leases for the years ended December 31, 1996, 1995 and 1994, was $88,000, $119,000 and $118,000, respectively.

     At December 31, 1996 and 1995, property, plant and equipment of Patwil Homes is reflected in assets of discontinued operations (see Note 20).


NOTE 7 - PROPERTY HELD FOR SALE:

     At December 31, 1996 and 1995, property held for sale is as follows (in thousands):

                                                      DECEMBER 31,
                                                   -------------------
                                                    1996          1995
                                                   ------        ------
Land                                               $ 417         $1,522
Buildings                                             -           4,428
                                                   ------        ------
                                                     417          5,950
Less:  Accumulated depreciation                       -            (806)
Property held for sale, net                        $ 417         $5,144
                                                   -----         ------
                                                   -----         ------

NOTE 8 - CUSTOMER INSURANCE:

     Prior to March 1, 1995 DeGeorge had a self-insurance program that offered builders risk insurance to its customers during the construction period with premiums charged to the customer's account annually. DeGeorge had a stop-loss insurance policy for pooled losses exceeding $750,000 per year with a maximum excess coverage of $1.5 million. Premium income was earned ratably over the individual policy periods and included in financial services revenue.

     To limit the inherent risk of self-insurance, effective March 1, 1995, DeGeorge obtained a fully underwritten master insurance policy for its customers during the construction period. DeGeorge has no residual liability for customer insurance. An administrative fee is earned for placing and monitoring coverage.

     DeGeorge earned customer insurance placement fees of approximately $877,000, $715,000 and $636,000 for the years ended December 31, 1996, 1995 and
1994, respectively. Unearned premiums were approximately $311,000 at December 31, 1994.

     As of December 31, 1996 and 1995, respectively, DeGeorge had charged customers $482,000 and $324,000 related to insurance coverage in advance of payments of insurance premiums to the insurance carrier. On a monthly basis, insurance premiums are paid to the insurance carrier and DeGeorge recognizes into income a similar portion of the amounts charged to the customers.

     Prior to obtaining a master insurance policy, DeGeorge maintained a reserve for estimated future claims, which was included in accrued liabilities. Historically, claims incurred have been less than the $750,000 stop-loss limit. A summary of the activity in the reserve for the years ended December 31, 1996, 1995 and 1994, are as follows (in thousands):

                                                   DECEMBER 31,
                                       -----------------------------------
                                       1996           1995           1994
                                       ----          -----          ------
Balance, beginning of year             $  -          $ 154          $  129
Provision for claims and costs            -            179             456
Claims and costs incurred                 -           (333)           (431)
                                       ----          -----          ------
Balance, end of year                   $  -          $   -          $  154
                                       ----          -----          ------
                                       ----          -----          ------



NOTE 9 - ACCRUED EXPENSES:

     Accrued expenses at December 31, 1996 and 1995, include (in thousands):


                                                        DECEMBER 31,
                                                 ----------------------
                                                  1996            1995
                                                 ------          ------
Interest                                         $1,401          $1,403
Insurance                                           808             889
Compensation and related costs                      801           1,214
Other                                               653           1,521
Discontinued operations                             337           1,860
Construction job cost expenses                      253             620
Professional fees                                   146             794
Restructuring                                         -           1,566
                                                 ------          ------
Accrued expenses                                 $4,399          $9,867
                                                 ------          ------
                                                 ------          ------

NOTE 10 - INCOME TAXES:

     The components of the income tax (benefit) provision on a consolidated basis, including discontinued operations for the years ended December 31, 1996, 1995 and 1994, are as follows (in thousands):

                                                    DECEMBER 31,
                                         -----------------------------------
                                          1996          1995           1994
                                         -----        -------        -------
Current income tax:
  Federal                                $   -        $(3,582)       $(2,970)
  State                                      -           (868)          (535)
                                         -----        -------        -------
                                             -         (4,450)        (3,505)
Deferred income tax:
  Federal                                  497         (4,233)        (1,358)
  State                                    124         (1,083)          (240)
                                         -----        -------        -------
                                           621         (5,316)        (1,598)

Valuation allowance                       (957)        12,415          2,243
                                         -----        -------        -------
Income tax (benefit) provision           $(336)       $ 2,649        $(2,860)
                                         -----        -------        -------
                                         -----        -------        -------

Continuing operations                    $(236)       $ 1,272        $(1,702)
Discontinued operations                   (100)         1,377         (1,158)
                                         -----        -------        -------
Income tax (benefit) provision           $(336)       $ 2,649        $(2,860)
                                         -----        -------        -------
                                         -----        -------        -------

     For the years ended December 31, 1996, 1995 and 1994, the provision (benefit) for income taxes from continuing operations differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate of 34% to pretax income as a result of the following differences (in thousands):

                                               DECEMBER 31,
                                    -----------------------------------
                                     1996          1995           1994
                                    -----        -------        -------
Statutory U.S. tax rate             $(201)       $(3,326)       $(2,226)
State taxes, net of federal
 income tax benefit                   (35)          (587)          (393)
Valuation allowance                     -          5,185            917
                                    -----        -------        -------
Income tax (benefit) provision
 from continuing operations         $(236)       $ 1,272        $(1,702)
                                    -----        -------        -------
                                    -----        -------        -------

     The significant components of deferred income taxes at December 31, 1996 and 1995, are as follows (in thousands):

                                                          DECEMBER 31,
                                                    ------------------------
                                                      1996            1995
                                                    --------        --------
Deferred tax assets:
  Credit and refinancing allowances                 $  2,544        $  4,015
  Goodwill                                             1,832           1,972
  Net operating loss carryforward                      7,012           6,748
  Other, net                                           2,649           1,923
                                                    --------        --------
    Total gross deferred tax assets                   14,037          14,658
    Less valuation allowance                         (13,701)        (14,658)
                                                    --------        --------
       Deferred income taxes                        $    336        $      -
                                                    --------        --------
                                                    --------        --------

     The Company presently has a September 30 fiscal year end for tax reporting purposes. The Company has requested and the Internal Revenue Service has approved a change in the tax year end to December 31. At December 31, 1996, the Company has net operating loss carryforwards for Federal income tax purposes of $17.5 million, which will fully expire by the year 2011.

NOTE 11 - NOTES PAYABLE:

     Notes payable at December 31, 1996 and 1995, consists of the following (in thousands):

                                                               DECEMBER 31,
                                                          ---------------------
                                                           1996           1995
                                                          ------         ------
Senior Secured Bonds, Series 1994, secured by
  Senior Bond Collateral Fund, accruing interest at
  10.125%, payable semi-annually; varying annual
  payments beginning at $100,000 in 1997 through
  final maturity in 2006                                  $2,625         $2,625
State of Connecticut term loan, secured by Company
  office building, machinery and equipment; principal
  and interest payable monthly until maturity in 2001        763            893
Land contract notes payable in connection with REO,
  varying interest and principal payments                    139            116
                                                          ------         ------
Total notes payable                                       $3,527         $3,634
                                                          ------         ------
                                                          ------         ------

     Principal payments required under these loan agreements are as follows (in thousands):

          PERIOD ENDING DECEMBER 31,                 PRINCIPAL PAYMENTS
          --------------------------                 ------------------
          1997                                            $  298
          1998                                               389
          1999                                               407
          2000                                               434
          2001                                               313
          Thereafter                                       1,686
                                                           ------
            Total                                          $3,527
                                                           ------
                                                           ------

     On April 8, 1994, DeGeorge completed a refinancing when it issued $50 million of 12% Senior Notes due 2001 (the "12% Senior Notes"). The 12% Senior Notes consist of 50,000 units, each unit comprising one 12% $1,000 principal note of DeGeorge and warrants valued at $1.2 million to purchase 12 shares of common stock, par value $0.10 per share of the Company ("Common Stock") for $5.75 per share. These warrants expire on April 1, 1997. Net proceeds of $46.8 million, after deductions for underwriting discounts and fees, were used
(i) to retire the existing term loan of $5 million and revolving credit facility of $34 million with Morgan Guaranty Trust Company of New York, (ii) to retire a loan payable to Peter R. DeGeorge, the Chairman, Chief Executive Officer and principal stockholder of the Company (who had loaned Patwil Homes $3.4 million to retire a loan from Dauphin Deposit Bank and Trust Company) and
(iii) for working capital.

     At December 31, 1996 and 1995, the 12% Senior Notes are presented in the accompanying financial statements net of original issue discount of $737,000 and $885,000, respectively. Interest is payable semiannually on April 1 and October 1. The 12% Senior Notes contain covenants which limit indebtedness, issuance of preferred stock dividends and other restricted payments.

     On October 15, 1996 and July 28, 1995, respectively, DeGeorge purchased $625,000 and $4.9 million, face value, of outstanding 12% Senior Notes. After write-off of original issue discount and unamortized bond issuance costs, the Company realized gains of $63,000 and $925,000, for the years ended December 31, 1996 and 1995, respectively. In April 1995, the Company retired a secured revolving credit facility with BT Commercial Corporation (the "BT Facility"), with proceeds from the sale of a portion of its construction loans to a mortgage financing company. The BT Facility provided a revolving line of credit of the lesser of a borrowing base or $40 million at an interest rate equal to prime rate plus 1 1/2%. The early retirement of the BT Facility resulted in the accelerated write-off of remaining deferred debt issuance costs of $928,000. The extraordinary gain on the purchase of the Senior Notes and the extraordinary loss on the termination of the BT Facility have been included in other (income) expense for the year ended December 31, 1995.

     In July 1994, DeGeorge refinanced its corporate facilities in Plymouth, Minnesota by issuing Senior Secured Bonds in the principal amount of $2.6 million. On February 7, 1996, DeGeorge sold its Plymouth facility for $4.2 million. The sales agreement provided for an initial cash payment by the buyer of $500,000 with subsequent payments of $2.6 million on July 1, 1996, $350,000 on October 1, 1996 and $750,000 on July 1, 1997. The proceeds received through July 1996 were substituted as collateral in place of the real property and deposited to the Senior bond collateral fund which secures the Senior Secured Bonds, the balance of which was $3.0 million at December 31, 1996.

     In March 1994, the Company received an $800,000 loan from the State of Connecticut, Department of Economic Development for partial financing toward the construction of its corporate office in Cheshire, Connecticut. Under the terms of the loan, interest accrued to principal for two years. Beginning in April 1996, the Company commenced monthly principal and interest payments. The remaining unpaid principal balance will be due and payable in March 2001.

NOTE 12 - CAPITAL LEASE OBLIGATIONS:

     DeGeorge is party to a capital lease for the Owatonna, Minnesota distribution facility. Accrued interest payments at 7.25% are payable each June 1 and December 1, with annual principal payments of $115,000 each December 1, through 2002, with a final payment of $120,000 payable on December 1, 2003. Title to the property passes to DeGeorge at the end of the lease term.
DeGeorge is responsible for all taxes and insurance.

     The Company also is liable for capital lease obligations for computer hardware and software installed at DeGeorge and Patwil Homes facilities. Interest is payable monthly at 9.0% and 11.7% per annum on the equipment and software. Title to the equipment and software passes to the Company at the end of the lease terms.

     Obligations due under the terms of these capital leases are payable as follows (in thousands):

                                                    CAPITAL LEASE
          YEAR ENDED DECEMBER 31,                    OBLIGATIONS
          -----------------------                   -------------
          1997                                           $  322
          1998                                              165
          1999                                              157
          2000                                              149
          2001                                              140
          Thereafter                                        262
                                                         ------
            Total                                         1,195
          Less: amount representing interest               (270)
                                                         ------
            Net capital lease obligations                $  925
                                                         ------
                                                         ------

NOTE 13 - COMMITMENTS AND CONTINGENCIES:

     DeGeorge and Patwil Homes have entered into several non-cancelable operating lease commitments for sales offices, distribution facilities, transportation equipment and computer equipment. The total operating lease expense during the year ended December 1996, 1995 and 1994, was $2.2 million, $2.3 million and $1.8 million, respectively. Future minimum lease obligations are as follows (in thousands):

                                                     MINIMUM
          YEAR ENDED DECEMBER 31,               LEASE OBLIGATIONS
          -----------------------               -----------------
          1997                                        $1,267
          1998                                         1,060
          1999                                           765
          2000                                            74
          2001                                            22
          Thereafter                                       -
                                                      ------
                                                      $3,188
                                                      ------
                                                      ------

     In addition to the above minimum lease obligations, the Company is committed to a lease with a related party. The lease provides for the operating costs of the property, plus the cost of any repairs or capital improvements, through the 15 year lease term. The annual operating costs for 1996, 1995 and 1994 were $216,000, $236,000 and $241,000, respectively.

     DeGeorge and Patwil Homes have been named as defendants in various legal actions in which various amounts are claimed arising from normal business activities. Although the amount of any ultimate liability with respect to such matters cannot be precisely determined, management does not believe that any such liability will have a material effect on the Company's financial position or results of operations.

     On July 28, 1995, the Company received a subpoena from the SEC investigating the Company's disclosures concerning certain related party transactions and certain of the Company's accounting practices. The subpoena sought production of documents relating to transactions between the Company and its directors, officers, its major stockholder, BNC, and other related entities. BNC, its formerly wholly-owned subsidiary Star Services and others also received subpoenas. The Company has cooperated with the SEC, and has collected and produced documents in response to the subpoena. The Company had previously produced documents to the SEC in response to earlier requests from the SEC for voluntary production in connection with an informal inquiry. Depositions of certain officers, employees and former employees of the Company have been taken. The Company received oral notice that the staff of the SEC was prepared to recommend charges against the Company and certain officers and directors of the Company concerning certain documents filed with the SEC which relate to fiscal 1994 and prior years. The Company is in the process of discussing these proposed charges with the SEC staff. Although the Company cannot predict the eventual outcome of these discussions, the Company believes that it is close to reaching agreement with the SEC staff on a settlement of these charges. Any agreement reached with the SEC staff would then require the formal approval of the SEC.

                   DEGEORGE FINANCIAL CORPORATION

NOTE 14 - STOCKHOLDERS' EQUITY:

     On December 12, 1994, the Board of Directors and the Stock Option Committee of the Board of Directors approved a restricted stock award of rights to purchase 340,000 shares of Common Stock at its par value ($.10).
In connection with the exercise of the rights, Herbert L. Getzler, then Vice Chairman and President of the Company, and James G. Einloth, currently a Director and Vice President of the Company, issued notes to DeGeorge totaling $261,000. The notes bore interest at 10% per annum and were secured by a pledge of the shares of Common Stock acquired therewith. During 1994, the Company issued 33,333 restricted shares, in accordance with a vesting schedule which provided for the issuance of 100,000 restricted shares, per a letter employment agreement with an executive officer of the Company. The issuance was later rescinded and the shares were returned to the Company.

     Holders of Common Stock are entitled to one vote per common share on all matters submitted to a vote of stockholders and approval of matters brought before the stockholders requires the affirmative vote of a majority of shares represented and entitled to vote, except as required by law. Holders of Common Stock are entitled to participate in dividends, as and when declared by the Company's Board of Directors.

     There are currently 830,000 warrants outstanding to purchase Common Stock at prices varying from $5.49 to $6.42 expiring April 1, 1997.

NOTE 15 - RESTRUCTURING EXPENSE:

     During 1996, the Company completed its restructuring and relocation of operations. From 1994 to 1996, the Company re-engineered its systems and operations, revised its sales plans and marketing strategies, relocated its operations from Minnesota to Connecticut and shut down the operations of Patwil Homes. At December 31, 1995 and 1994, the Company had recorded restructuring expenses of $1.4 million and $900,000, respectively, in connection with formal plans then implemented. During the year ended December 31, 1996, the Company incurred compensation, transition and facilities costs in excess of amounts previously estimated, primarily due to its delayed occupation of its new corporate facility in Cheshire and its decision to extend the employment of former Minnesota personnel, whose continued services provided support and training to new personnel during and after the transfer of operations, which enabled the Company to simultaneously and successfully fulfill the 26.5% increase in shipments of standard orders in 1996. By December 31, 1996, all redundant costs for multiple facilities and excess personnel were eliminated.

     In December 1995, the Company implemented the formal relocation plan relating to the closing of its Plymouth facility in the Minneapolis metropolitan area, where operational and administrative functions were performed. Restructuring costs of $1.4 million, principally for employee severance wages and benefits, were recorded at December 31, 1995.

     During 1994, the Company recorded $900,000 of restructuring expense of which $800,000 was for costs associated with the replacement of inefficient and outdated computer software. The remaining costs consisted primarily of employee severance costs and related benefits.

                   DEGEORGE FINANCIAL CORPORATION

NOTE 16 - RELATED PARTY TRANSACTIONS:

     DeGeorge formerly leased office space to an affiliate. The affiliate, whose operations are winding down, was provided minimal services for which there were no charges in the years ended December 31, 1996 and 1995. During 1994, the affiliate was charged $33,000 for the rental of office space, $413,000 for the use of certain personnel of the Company and $33,000 for computer, telephone and related services.

     The Company and an affiliate have, and continue to, sponsor certain amateur athletes (some of whom are or were employees of the Company or its subsidiaries) who compete in biathlon or triathlon events by reimbursing travel and equipment expenses. These athletes wear DeGeorge's logos and this sponsorship is a promotional venture for the Company. Mr. DeGeorge and his former spouse also competed in some races and received nominal reimbursement for equipment and entrance fees. Payments to the racing team for sponsorship expenses total $79,600, $39,600 and $250,000 for the years ended December
31, 1996, 1995 and 1994, respectively.

     The Company also paid approximately $83,000, $22,000 and $124,000 of expenses during the years ended December 31, 1996, 1995 and 1994, respectively, on behalf of DeGeorge Sports, Inc. ("Sports"), a subsidiary of the Company which was formerly owned by an affiliate of the Company.

     During 1994, DeGeorge advanced an affiliate $11,000 for payment of various expenses. The amount remained outstanding at December 31, 1994, and was repaid in 1995.

     During 1994, Mr. DeGeorge advanced Patwil Homes $3,400,000 to pay the demand note payable to Dauphin Deposit Bank and Trust Company. This advance, plus accrued interest was repaid with the proceeds from the 12% Senior Notes offering.

     On May 9, 1994, DeGeorge purchased a condominium in Cheshire, Connecticut that was subsequently transferred to the Company. Total capitalized costs including purchase price, real estate commissions, furniture and capital improvements totaled $405,000. The Company rented the property to Mr. DeGeorge for $2,500 per month or a total of $20,000 for the period January to August 1996 (at which time he ceased occupying this property), $30,000 for 1995 and $17,500 for the period June to December 1994. Taxes and utilities on this property are paid by the Company. This property is currently occupied by a caretaker, who is caring for the property in exchange for below market rent until the local real estate market improves at which time the property will be listed for sale.

     On July 26, 1994, Mr. Herbert L. Getzler, Vice Chairman of the Board of Directors of the Company (from March 1990 until March 1997), sold a condominium in Jupiter, Florida to Patwil Homes (later transferred to the Company) for use by DeGeorge/Florida. The purchase price of $120,000 was the same as the price which Mr. Getzler had paid to an unrelated party for the property on March 31, 1994.

     During 1992, DeGeorge entered into a "split-dollar" life insurance agreement with Mr. DeGeorge and a trust established by him, pursuant to which DeGeorge assists in purchasing a survivorship insurance policy on the lives of Mr. DeGeorge and his former spouse in the amount of $21.8 million. The owner and beneficiary of the policy is a trust, of which Mr. DeGeorge's descendants are beneficiaries. The trust reimburses DeGeorge for a minor portion of the premiums on such policy. Upon demand, DeGeorge is entitled to receive the lesser of (a) the cash surrender value of the policy at such time, or (b) the total of

                   DEGEORGE FINANCIAL CORPORATION
premiums theretofore paid on the policy by DeGeorge. In the event of the death of the survivor of Mr. DeGeorge and his former spouse while the agreement is in effect, DeGeorge will be entitled to receive from the policy proceeds an amount equal to the premiums paid by DeGeorge, reduced by any other amounts previously received by DeGeorge under the agreement. The balance of the proceeds will be paid to the trust, which will use such proceeds to purchase shares of common stock of an affiliate held by the estate of the survivor of Mr. DeGeorge and his former spouse. Annual premiums of $145,000 were paid during 1996, 1995 and 1994. Cash value of $690,000 and $513,000 is included in prepaid expenses and other assets as of December 31, 1996 and 1995, respectively.

     On April 11, 1996, Mr. Getzler borrowed $608,000 from the Company. This amount was used (i) to repay $154,000 borrowed from the Company by Mr. Getzler on December 30, 1994 to pay taxes on restricted Common Stock of the Company purchased by him on December 24, 1994 at a discount plus interest of $20,000 on that amount, (ii) to repay a loan by the Company to Mr. Getzler of $160,000 made on January 3, 1995 to meet margin calls on his Common Stock plus interest on that amount of $20,000, and (iii) to repay a loan from Mr. DeGeorge to Mr. Getzler of $200,000 made on December 3, 1992 plus interest on that amount at 7% per annum totaling $52,000.

     Also, on April 11, 1996, James G. Einloth, currently a Director and Vice President of the Company, borrowed $309,000 from the Company. This amount was used (i) to repay $106,000 borrowed from the Company by Mr. Einloth on December 30, 1994, to pay taxes on restricted Common Stock of the Company purchased by him on December 23, 1994 at a discount plus interest of $14,000 on that amount, and (ii) to repay a loan from Mr. DeGeorge to Mr. Einloth of $150,000 made on December 2, 1992, plus interest on that amount at 7% per annum totaling $39,000.
     The 1996 loan to Mr. Einloth described above will be secured by 154,727 shares of Common Stock. It is evidenced by a demand note which bears interest at a rate of 10% per annum. Interest accrues and is payable on the date the outstanding principal balance is paid. Mr. Einloth's note is non-recourse to him, except for the stock to be pledged as security. There is no prepayment penalty on this note.

                   DEGEORGE FINANCIAL CORPORATION

NOTE 17 - EMPLOYEE BENEFIT PLANS:

     The Company has a defined contribution profit sharing plan covering substantially all employees. Under the plan, participants may contribute between 1% and 15% of their "recognized compensation" (generally, pre-tax compensation) subject to certain Federal annual limits. The Company also makes matching contributions of 20-50% based on the participant's contribution percentage. All participant and employer contributions vest immediately. Amounts expended for this plan totaled $420,000, $464,000 and $405,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 18 - STOCK OPTION PLAN:

     Under the DeGeorge Financial Corporation 1994 Stock Option and Restricted Stock Purchase Plan (the "Plan"), a total of 1,810,000 shares of Common Stock may be distributed upon the exercise of stock options and the award of rights to purchase Common Stock. Under the Plan, key employees may be granted incentive stock options and non-qualified stock options to purchase shares of DeGeorge Financial Corporation Common Stock. The exercise prices of the incentive stock options are not less than the fair market value of the stock on the date of the option grant. The exercise price of the non-qualified options are fixed by the Company's Compensation Committee. The Plan also provides for the granting of restricted stock awards to key employees. Information related to outstanding options is summarized as follows:

                                          NUMBER               EXERCISE
                                        OF OPTIONS             PRICE  ($)
                                        ----------             ----------
Outstanding at December 31, 1994          180,000               2.00-3.50
Granted                                   977,000               1.00
Surrendered                               (18,900)              3.50
                                        ---------
Outstanding at December 31, 1995        1,138,100               1.00-3.50
Granted                                 1,276,550               1.25-1.625
Surrendered                              (679,630)              1.00
Canceled                                 (329,120)              1.00-1.625
                                        ---------
Outstanding at December 31, 1996        1,405,900               1.00-3.50
                                        ---------
                                        ---------

     Options generally vest over three years and certain options are subject to the Company attaining financial results as defined in the option agreements.
At December 31, 1996, options for the purchase of 175,900 shares are exercisable.

     The Company applies APB Opinion 25, "Accounting for Stock issued to Employees," and related interpretations in accounting for its Plans. No compensation cost has been recognized for its stock option plans.

     The following table summarizes information about stock options outstanding at December 31, 1996:

                   DEGEORGE FINANCIAL CORPORATION

                   OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                   -------------------            -------------------
EXERCISE                 AVERAGE                            AVERAGE
 PRICE       SHARES       PRICE        TERM       SHARES     PRICE
--------    ---------    -------    ----------    ------    -------
 $1.00         40,000     $1.00      6.5 years    40,000     $1.00
 $1.25         75,000     $1.25     9.92 years      -          -
 $1.50      1,155,000     $1.50     9.79 years      -          -

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date for awards under the Plan consistent with the requirements of FAS 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings per share would have been reduced (increased) to the pro forma amounts indicated below.

     IN THOUSANDS, EXCEPT PER SHARE AMOUNTS          1996      1995
     --------------------------------------         ------   --------
     Net income (loss)          As Reported         $1,177   $(27,673)

                                Pro forma            1,095    (27,673)

     Earnings (loss) per share  As reported           0.11      (2.56)
                                Pro forma             0.10      (2.56)

     The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                      1996            1995
                                                      ----            ----
          Risk-free interest rate                     6.72%          5.91%
          Expected life                            10 years      7.5 years
          Expected volatility                       133.51%        153.34%

     The weighted-average grant date fair values of options granted during 1996 and 1995 were $1.45 and $1.33, respectively.

NOTE 19 - CONSOLIDATED STATEMENTS OF CASH FLOWS:

     Changes in other operating assets and liabilities summarized in the Consolidated Statements of Cash Flows are as follows (in thousands):

                                                                    DECEMBER 31,
                                                      -----------------------------------------
Decrease (increase) in:                                   1996           1995           1994
                                                      ----------      ---------      ----------
  Notes receivable                                     $(138,969)      $(76,167)      $(15,929)
  Receivable from related parties                           (581)          (194)        (1,312)
  Inventory                                                 (864)        (3,398)        (1,638)
  Prepaid expenses and other assets                         (170)          (143)        (1,886)
  Deposits                                               (10,605)        (8,412)          (232)
  Mortgage servicing rights                              (13,557)        (7,216)             -
  Senior Bond collateral fund                             (3,008)             -              -
  Real estate owned                                       (3,633)           335            637
  Deferred income taxes                                     (336)         1,049           (269)
                                                       ---------        -------       --------
  Total decrease (increase) in other operating assets  $(171,723)      $(94,146)      $(20,629)
                                                       ---------        -------       --------

                   DEGEORGE FINANCIAL CORPORATION

                                                                    DECEMBER 31,
                                                      -----------------------------------------
Increase (decrease) in:                                   1996           1995           1994
                                                      ----------      ---------      ----------
  Accounts payable and accrued expenses                $  (4,829)      $  5,273      $  (4,738)
  Accrued construction costs and unearned revenue
    on sold notes receivable                              14,744         14,113              -
  Customer deposits                                          (36)             -            388
  Payable to related parties                              (6,336)       (10,222)
  Income taxes payable                                         -              -           (609)
                                                       ---------       --------       --------
Total increase (decrease) in other operating assets     $  9,879        $13,050       $(15,181)
                                                       ---------       --------       --------
                                                       ---------       --------       --------
Supplemental disclosures of cash flow information:
  Interest paid                                         $  5,768       $  6,962         $6,107
  Income taxes paid (refunded), net                         (740)          (549)         2,057

NOTE 20 - DISCONTINUED OPERATIONS:

     During 1996, the Company essentially completed the phase out of operations for its Patwil Homes subsidiary. Contracts for the construction of customers' homes were substantially performed during the year and assets of discontinued operations were reduced, through liquidation, by $5.1 million, to $2.5 million at December 31, 1996. Net income from discontinued operations was $350,000 for 1996.

     On November 27, 1995, the Company formally announced its intent to phase out and close down the operations of its Patwil Homes subsidiary and all selling and marketing activities ceased at that time. As a result of the Company's decision to discontinue the operations of Patwil Homes, the Company recorded at December 31, 1995 an estimated loss on disposal of $8.2 million, which included a provision of $1.7 million for losses during the phase-out period, the write-off of $5.7 million of goodwill and deferred costs, $600,000 relating to the write-down of fixed assets (to net realizable value) and $200,000 of accrued severance wages and benefits For the year ended December 31, 1994, losses from discontinued operations included $2.6 million of restructuring costs pertaining to a formal restructuring plan implemented in 1994 which was designed to improve productivity and reduce operating costs. These costs primarily reflect the write-down of $2.1 million relating to the revaluation of model homes and the closing of unprofitable branches and $500,000 for other operational changes.

     The results of Patwil Homes have been classified as discontinued operations for all periods presented in the Consolidated Statements of Operations. The assets of Patwil Homes have been classified as assets of discontinued operations in the Consolidated Balance Sheets as of December 31, 1996 and 1995. Additionally, discontinued operations have been segregated in the Consolidated Statements of Cash Flows for all periods.

                   DEGEORGE FINANCIAL CORPORATION

     Summarized below is the assets of discontinued operations at December 31, 1996 and 1995 (in thousands):

                                                    1996            1995
                                                   ------         -------
Cash                                               $  695         $  (486)
Notes Receivable                                      182             147
Inventory                                             357             798
Prepaid expenses                                       29             152
Deposits                                               95              59
Costs of uncompleted contacts in excess of
  related billings                                    348           3,434
Assets held for sale, net                             843           3,559
                                                   ------         -------
Assets of discontinued operations                  $2,549          $7,663
                                                   ------         -------
                                                   ------         -------

  Condensed income (loss) from operations, net of tax, of Patwil Homes for the years ended December 31, 1996, 1995 and 1994, is as follows (in thousands):

                                                        DECEMBER 31,
                                                -----------------------------
                                                 1996       1995        1994
                                                ------    -------    --------
Net revenues                                    $5,655    $35,814    $ 65,955
Cost of sales                                   (5,177)   (31,748)    (54,735)
Selling, general and administrative expenses      (228)   (11,102)    (17,432)
Income tax (provision) benefit                     100     (1,376)      1,158
                                                ------    -------    --------
Discontinued operations - income (loss)         $  350    $(8,412)    $(5,054)
                                                ------    -------    --------
                                                ------    -------    --------

NOTE 21 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     CASH AND CASH EQUIVALENTS

     The carrying amount approximates fair value because of the short-term maturity of these instruments.

     NOTES RECEIVABLE

     The carrying amount approximates fair value due to allowances for credit losses, sales promotions and incentives. In addition, DeGeorge has entered into a Construction Loan Purchase and Servicing Agreement whereby notes are sold, on an ongoing basis, to a mortgage servicing company at their face value.

     12% SENIOR NOTES

     The fair value of the 12% Senior Notes presented in the financial statements, net of issue discount, is based on broker estimated repurchase values at December 31, 1996 and 1995.

                   DEGEORGE FINANCIAL CORPORATION

     NOTES PAYABLE

     The carrying value of notes payable approximates its fair value.

     The carrying amounts and fair values of the Company's financial instruments are as follows (in thousands):

                                      DECEMBER 31, 1996     DECEMBER 31, 1995
                                      -----------------     -----------------
                                       CARRYING  FAIR        CARRYING  FAIR
                                       AMOUNT    VALUE       AMOUNT    VALUE
                                       -------   ------      -------   ------
Cash and cash equivalents              $ 3,737  $ 3,737      $ 2,838  $ 2,838
Notes receivable, net                   26,726   26,726       35,074   35,074
12% senior notes                        43,738   36,303       44,215   33,161
Notes payable                            3,527    3,527        3,634    3,634

NOTE 22--SUBSEQUENT EVENTS:

     In March 1997, the Company amended the tangible net worth covenant in the Construction Loan Agreement to reflect the Company's present and anticipated financial condition. The amendment revised the Covenant for all periods retroactive to the date of the Construction Loan Agreement. Had the revised Covenant been in force throughout the term of the Construction Loan Agreement (since its inception on April 14, 1995), a violation of the Covenant would never have occurred. The Company is currently in compliance with the revised Covenant.

     Mr. Getzler resigned as a director of the Company in March 1997. In connection with his resignation, he relinquished his existing stock options in exchange for a fully vested 10 year option to acquire 50,000 shares of Common Stock at an exercise price of $1.50 per share. Also, in connection with his resignation, Mr. Getzler executed a modified promissory note for $662,000 as of February 19, 1997, which represents the amount borrowed on April 11, 1996, as previously disclosed, plus interest accrued to February 19, 1997. The modified promissory note, instead of being a demand note, has a maturity date of February 19, 2000, but becomes a demand note if and when the Common Stock closes on NASDAQ on any other exchange on which it is then traded at a price of $5.00 per share or more on any five consecutive trading days after the date of such note. The note continues to bear interest at a rate of 10% per annum and remains secured by 303,752 shares of Common Stock. Interest accrues and is payable on the date the outstanding principal balance is paid. This note is non-recourse to Mr. Getzler, except for the stock pledged as security. There is no prepayment penalty on the note.

     On January 12, 1997, the Company entered into a contractual agreement, with an anticipated March 31, 1997 closing, to sell its owned distribution facility in Owatonna, Minnesota for $1.1 million in cash, part of which will be used to retire a capital lease with an outstanding principal balance of $810,000. The sale closing is scheduled to occur on March 31, 1997. The sale of its distribution facilities is consistent with the Company's strategy of expanding its product marketing areas with a goal of local product fulfillment in the customer's locality rather than through distribution facilities.

This approach is expected to provide for a more cost effective method of product fulfillment, better staging and delivery of building materials to customers and an economically viable way of meeting the current demand for its product beyond the geographic areas serviced by its distribution centers.

                                 EXHIBIT INDEX


EXHIBIT NO.     DESCRIPTION OF EXHIBIT                           SEQUENTIAL PAGE
-----------     ----------------------                           ---------------
   10.38        First Amendment to Construction Loan                    72
                Purchase and Servicing Agreement

   11.1         Statement Regarding Computation of Per                  75
                Share Earnings

   22           Subsidiaries of the Company                             76

   25           Powers of Attorney                                      77