Form 10-K/A
period 1996-12-31
DEGEORGE FINANCIAL CORP
filed 1997-03-31
CIK 890523

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

NOTE 19 - CONSOLIDATED STATEMENTS OF CASH FLOWS:

     Changes in other operating assets and liabilities summarized in the Consolidated Statements of Cash Flows are as follows (in thousands):

                                                                    DECEMBER 31,
                                                      -----------------------------------------
Decrease (increase) in:                                   1996           1995           1994
                                                      ----------      ---------      ----------
  Notes receivable                                     $(138,969)      $(76,167)      $(15,929)
  Receivable from related parties                           (581)          (194)        (1,312)
  Inventory                                                 (864)        (3,398)        (1,638)
  Prepaid expenses and other assets                         (170)          (143)        (1,886)
  Deposits                                               (10,605)        (8,412)          (232)
  Mortgage servicing rights                              (13,557)        (7,216)             -
  Senior Bond collateral fund                             (3,008)             -              -
  Real estate owned                                       (3,633)           335            637
  Deferred income taxes                                     (336)         1,049           (269)
                                                       ---------        -------       --------
  Total decrease (increase) in other operating assets  $(171,723)      $(94,146)      $(20,629)
                                                       ---------        -------       --------

                   DEGEORGE FINANCIAL CORPORATION

                                                                    DECEMBER 31,
                                                      -----------------------------------------
Increase (decrease) in:                                   1996           1995           1994
                                                      ----------      ---------      ----------
  Accounts payable and accrued expenses                $  (4,829)      $  5,273      $  (4,738)
  Accrued construction costs and unearned revenue
    on sold notes receivable                              14,744         14,113              -
  Customer deposits                                          (36)             -            388
  Payable to related parties                                   -         (6,336)       (10,222)
  Income taxes payable                                         -              -           (609)
                                                       ---------       --------       --------
Total increase (decrease) in other operating assets     $  9,879        $13,050       $(15,181)
                                                       ---------       --------       --------
                                                       ---------       --------       --------
Supplemental disclosures of cash flow information:
  Interest paid                                         $  5,768       $  6,962         $6,107
  Income taxes paid (refunded), net                         (740)          (549)         2,057

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