Form 10-Q
period 1997-03-31
DEGEORGE FINANCIAL CORP
filed 1997-05-15
CIK 890523

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1997

                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________________ to _____________________

                            Commission file number 0-20832

                             DEGEORGE FINANCIAL CORPORATION
                             (FORMERLY MILES HOMES, INC.)
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

          DELAWARE                                             41-1625724
          --------                                             ----------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                            Identification No.)

99 REALTY DRIVE, CHESHIRE, CONNECTICUT                            06410
--------------------------------------                            -----
(Address of principal executive offices)                        (Zip Code)


                                  (203) 699-3400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X    No
                                                   ---       ---

          Shares of Common Stock outstanding as of May 9, 1997:  10,810,193

                            DEGEORGE FINANCIAL CORPORATION

                                  INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                      PAGE NO.

ITEM 1.  FINANCIAL STATEMENTS:
         Consolidated Balance Sheets as of March 31,                   3
         1997 and December 31, 1996

         Consolidated Statements of Operations for the                 4
         three months ended March 31, 1997 and 1996

         Consolidated Statements of Cash Flows for the                 5
         three months ended March 31, 1997 and 1996

         Notes to Consolidated Financial Statements                   6-10


ITEM 2.  Management's Discussion and Analysis of Financial           11-14
         Condition and Results of Operations

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION                                             15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              15

                        DEGEORGE FINANCIAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                              ($ IN THOUSANDS)



                                                                      (Unaudited)
                                                                        March 31,    December 31,
                                                                          1997          1996
                                                                      -----------    ------------
ASSETS

Cash and cash equivalents                                              $  3,264      $  3,737
Notes receivable, net                                                    28,820         26,726
Receivable from related parties                                           1,070          1,047
Inventory                                                                 7,526          7,833
Prepaid expenses and other assets                                         3,084          4,158
Deposits                                                                 18,596         19,249
Mortgage servicing rights                                                 4,371          5,982
Senior Bond collateral fund                                               3,029          3,008
Real estate owned                                                         7,559          6,576
Property, plant and equipment, net                                       12,469         12,191
Property held for sale, net                                                 369            417
Assets of discontinued operations                                         2,019          2,549
Deferred income taxes                                                       336            336
Intangible assets, net                                                    1,893          2,006
                                                                      ---------      ---------
  Total assets                                                        $  94,405      $  95,815
                                                                      ---------      ---------
                                                                      ---------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                      $  10,764      $  7,053
Accrued construction costs and unearned
  revenue on sold notes receivable                                       26,186         28,857
Accrued expenses                                                          5,473          4,399
Customer deposits                                                           846            821
12% Senior notes                                                         43,772         43,738
Notes payable                                                             4,156          3,527
Capital lease obligations                                                   810           925
                                                                      ---------      ---------

  Total liabilities                                                      92,007        89,320
                                                                      ---------      ---------
Commitments and contingencies (Note 8)

Stockholders' equity:
Common Stock; par value $.10, 25,000,000 shares
 authorized, 10,810,193 shares outstanding                                1,081         1,081
Paid in capital                                                          47,384        47,384
Accumulated deficit                                                     (46,067)       (41,970)
                                                                      ---------      ---------
  Total stockholders' equity                                              2,398         6,495
                                                                      ---------      ---------
Total liabilities and stockholders' equity                            $  94,405     $  95,815
                                                                      ---------      ---------
                                                                      ---------      ---------


                  See accompanying notes to consolidated financial statements

                                 DEGEORGE FINANCIAL CORPORATION
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDING MARCH 31, 1997 AND 1996
                            ($ IN THOUSANDS EXCEPT PER SHARE DATA)
                                         (Unaudited)



                                                                         1997           1996
                                                                         ----           ----

  Net housing revenue                                                 $  15,986      $  9,587
  Financial services revenue                                                744           841
                                                                      ---------      ---------
    Total revenue                                                        16,730        10,428
  Costs and expenses:
    Cost of sales                                                        11,290         6,900
    Selling                                                               3,895         2,577
    General & administrative                                              3,865         3,708
    Provision for credit losses                                             163           359
    Interest expense                                                      1,587         1,593
    Other (income) expense                                                   27          (468)
                                                                      ---------      ---------
                                                                      ---------      ---------
  Income (loss) from continuing operations
  before income taxes                                                    (4,097)        (4,241)

  Income tax benefit (provision)                                             --             --
                                                                      ---------      --------
  Income (loss) from continuing operations                               (4,097)        (4,241)

  Discontinued operations-Patwil Homes, Inc.
  Income (loss) from operations                                              --            312
                                                                      ---------      ---------
  Net income (loss)                                                   $  (4,097)     $  (3,929)
                                                                     ----------      ---------
                                                                     ----------      ---------
  Earnings per common share:
    Income (loss) from continuing operations                              (0.38)         (0.39)
    Income (loss) from discontinued operations                               --           0.03
                                                                      ---------      --------
         Net income (loss)                                            $   (0.38)     $   (0.36)
                                                                      ---------      --------
                                                                      ---------      --------
Weighted average number of common shares outstanding                 10,810,193     10,810,193
                                                                      ---------      --------
                                                                      ---------      --------


                  See accompanying notes to consolidated financial statements

                                DEGEORGE FINANCIAL CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDING MARCH 31, 1997 AND 1996
                                        ($ IN THOUSANDS)
                                           (Unaudited)



                                                                         1997           1996
                                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                     $  (4,097)     $  (3,929)
                                                                      ----------     ----------
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
  Depreciation and amortization                                           4,329         2,458
  Provision for credit losses                                               163           359
  Provision for sales promotions and incentives                             372           698
  Loss (gain) on sale of property, plant and equipment                       --          (156)
  Loss (gain) from discontinued operations                                   53          (312)
   Decrease (increase) in other operating assets (Note 6)               (27,584)      (27,720)
   Increase (decrease) in other operating liabilities (Note 6)            2,139         3,749
                                                                      ----------     ----------
    Total adjustments                                                   (20,528)       (20,924)
                                                                      ----------     ----------
    Net cash provided (used) by operating activities of:
    Continuing operations                                               (24,625)       (24,853)
    Discontinued operations                                                 477           (722)
                                                                      ----------     ----------
  Net cash provided (used) by operating activities                      (24,148)       (25,575)
                                                                      ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of property, plant and equipment                       --          5,333
  Purchase of property, plant and equipment                                (487)        (2,295)
                                                                      ----------     ----------
    Net cash provided (used) by investing activities                       (487)         3,038
                                                                      ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sales of construction loans receivable,
  net of discounting and holdback                                        23,648        24,036
  Principal payments on notes payable - other                               (44)           --
  Borrowings on notes payable - other                                       673            36
  Principal payments on capital leases                                     (115)         (170)
                                                                      ----------     ----------
   Net cash provided (used) by financing activities                      24,162        23,902
                                                                      ----------     ----------

Net change in cash and cash equivalents                                    (473)        1,365

Cash and cash equivalents - beginning of the year                         3,737         2,838
                                                                      ----------     ----------
Cash and cash equivalents - end of the year                            $  3,264      $  4,203
                                                                      ----------     ----------
                                                                      ----------     ----------
Supplemental disclosures of cash flow information:
  Interest paid                                                        $    206      $    133
  Income taxes paid (refunded), net                                    $     29      $    (33)


               See accompanying notes to consolidated financial statements

                            DEGEORGE FINANCIAL CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION:

    The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997, the results of operations for the three months ended March 31, 1997 and 1996 and cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.
These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1996 Annual Report on Form 10-K.

    DeGeorge Financial Corporation (the "Company") is a holding company whose significant assets are its investment in its wholly owned operating subsidiaries DeGeorge Home Alliance, Inc. ("DeGeorge"), and its wholly owned subsidiary, Plymouth Capital Company, Inc. ("Plymouth Capital"); DeGeorge Homes of Florida, Inc. ("DeGeorge/Florida") and DeGeorge Homes of New England, Inc. ("DeGeorge/New England"). Pursuant to a vote of a majority of its stockholders at the Annual Meeting of Stockholders on November 7, 1996, the name of the Company was changed to DeGeorge Financial Corporation from Miles Homes, Inc. DeGeorge, formerly Miles Homes Services, Inc., changed its name on October 29, 1996. The combined assets, liabilities, earnings and equity of DeGeorge, Plymouth Capital, DeGeorge/Florida and DeGeorge/New England are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. Accordingly, separate financial statements and other disclosures concerning DeGeorge, Plymouth Capital, DeGeorge/Florida and DeGeorge/New England are not deemed to be material to investors. During 1996, the Company essentially completed the phase out of operations for its wholly owned subsidiary, Patwil Homes, Inc. ("Patwil Homes"). See "Note 9 - Discontinued Operations".

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

    Certain reclassifications have been made to the financial statements for the three months ended March 31, 1996 to conform to the presentation for the three months ended March 31, 1997.

NOTE 2 -- NOTES RECEIVABLE:

    Notes receivable at March 31, 1997 and December 31, 1996 are as follows (in thousands):

                                           MARCH 31,       DECEMBER 31,
                                             1997             1996
                                           ---------       ------------

Contractual value of notes receivable       $39,556          $37,137
Less:  unearned income                       (9,193)          (8,757)
                                            -------          -------
     Total                                   30,363           28,380
Less:
Allowance for sales promotions
 and incentives                                (699)           (878)
Allowance for credit losses                    (671)           (675)
Deferred loan processing fees, net             (173)           (101)
                                            -------          -------
     Notes receivable, net                  $28,820          $26,726
                                            -------          -------
                                            -------          -------

NOTE 3 -- SALE AND SERVICING OF NOTES RECEIVABLE:

     Amounts owed to the Company under the holdback provisions of the Construction Loan Purchase and Servicing Agreement entered into with a mortgage financing company on April 14, 1995 (the "Construction Loan Agreement") are included in deposits, which are stated net of estimated credit losses on construction loans sold at March 31, 1997 and December 31, 1996, as follows (in thousands):

                                             MARCH 31,        DECEMBER 31,
                                               1997               1996
                                             ---------        ------------
Holdback                                      $21,529            $22,370
Allowance for estimated credit losses          (3,303)            (3,542)
                                              -------            -------
      Net holdback (included in deposits)     $18,226            $18,828
                                              -------            -------
                                              -------            -------

     Mortgage servicing rights at March 31, 1997 and December 31, 1996 are as follows (in thousands):

                                       MARCH 31,        DECEMBER 31,
                                         1997               1996
                                       ---------        ------------
Balance, beginning of year             $5,982             $  3,036
Internally originated                   2,314               13,557
Amortization                           (3,925)             (10,611)
                                       ------             --------
      Mortgage servicing rights        $4,371             $  5,982
                                       ------             --------
                                       ------             --------

NOTE 4 -- INVENTORY:

    Inventory at March 31, 1997 and December 31, 1996 is as follows (in thousands):

                                       MARCH 31,        DECEMBER 31,
                                         1997               1996
                                       ---------        ------------
Raw materials                           $2,385             $4,241
Construction in progress and
 model homes                             5,141              3,592
                                        ------             ------
      Inventory                         $7,526             $7,833
                                        ------             ------
                                        ------             ------

NOTE 5 -- INCOME TAXES:

     Significant components of deferred income taxes at March 31, 1997 and December 31, 1996 are as follows (in thousands):

                                        MARCH 31,         DECEMBER 31,
                                          1997                1996
                                        ---------         ------------
Credit and refinancing allowances        $ 2,378             $ 2,544
Goodwill                                   1,793               1,832
Net operating loss carryforward            8,722               7,012
Other, net                                 2,776               2,649
                                         -------             -------
     Total gross deferred tax assets      15,669              14,037
Less:  valuation allowance               (15,333)            (13,701)
                                         -------             -------
     Deferred income taxes               $   336             $   336
                                         -------             -------
                                         -------             -------

     At March 31, 1997 and December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of $21.8 million and $17.5 million, respectively, which will fully expire by the year 2012.

     Income tax benefit (provision) for the three months ended March 31, 1997 and 1996 are as follows (in thousands):

                                                THREE MONTHS ENDED
                                                     MARCH 31
                                                ------------------
                                                1997          1996
                                                ----          ----
Statutory U.S. tax rate                         $1,387        $1,336
State taxes, net of federal income tax benefit     245           236
Valuation allowance                             (1,632)       (1,572)
                                                ------        ------
      Income tax benefit (provision)            $ -0-         $ -0-
                                                ------        ------
                                                ------        ------

     During the quarter ended March 31, 1997 the Company did not record a tax provision or benefit. The first quarter net loss of $4.1 million resulted in an increase in net operating loss carryforwards and a corresponding increase in the valuation reserve of $1.6 million.

NOTE 6 -- CONSOLIDATED STATEMENTS OF CASH FLOWS:

     Changes in other operating assets and liabilities in the Consolidated Statements of Cash Flows are as follows (in thousands):

                                                THREE MONTHS ENDED
                                                     MARCH 31
                                                ------------------
                                                1997          1996
                                                ----          ----
Decrease (increase) in:
  Notes receivable, net                         $(26,277)    $(17,431)
  Receivable from related parties                    (23)         (39)
  Inventory                                          307       (1,136)
  Prepaid expenses and other assets                1,074       (5,934)
  Deposits                                           653          (32)
  Mortgage servicing rights                       (2,314)      (2,091)
  Senior Bond collateral fund                        (21)         --
  Real estate owned                                 (983)      (1,057)
                                                --------     --------
          Total decrease (increase) in
           other operating assets               $(27,584)    $(27,720)
                                                --------     --------
                                                --------     --------

Increase (decrease) in:
  Accounts payable and accrued expenses          $  4,785    $   (6)
  Accrued construction costs and unearned
     revenue on sold notes receivable              (2,671)    3,108
  Customer deposits                                    25        11
  Payable to related parties                           --       636
                                                 --------   -------
           Total increase (decrease) in
            other operating liabilities            $2,139    $3,749
                                                 --------   -------
                                                 --------   -------

NOTE 7 -- SUMMARIZED FINANCIAL INFORMATION:

     Summarized financial information of DeGeorge as of March 31, 1997 and December 31, 1996 and for the three months ended March 31, 1997 and 1996 is as follows (in thousands):

                          MARCH 31,   DECEMBER 31,
                            1997          1996
                          ---------   ------------
Total assets              $ 99,210    $100,743
Total liabilities           90,877      88,083

     Total assets include intercompany receivables of $24.7 million and $25.2 million, respectively, at March 31, 1997 and December 31, 1996.

                                  THREE MONTHS ENDED
                                       MARCH 31
                                  ------------------
                                  1997           1996
                                  ----           ----
Net revenue                       $16,730        $9,724
Net income (loss)                  (4,040)       (3,897)

NOTE 8 -- COMMITMENTS AND CONTINGENCIES:

     There has been no significant change in the status of lawsuits or commitments described in Note 13 to the Consolidated Financial Statements contained in the Company's 1996 Annual Report on Form 10-K.

NOTE 9 -- DISCONTINUED OPERATIONS:

     Summarized below are the assets of discontinued operations (in thousands):

                                  MARCH 31,       DECEMBER 31,
                                    1997              1996
                                  ---------       ------------
Cash                              $   468            $   695
Notes receivable                       85                182
Inventory                             210                357
Prepaid expenses and other assets     106                124
Costs of uncompleted contracts in
 excess of related billings           349                349
Assets held for sale, net             801                842
                                   ------             ------
     Assets of discontinued
      operations                   $2,019             $2,549
                                   ------             ------
                                   ------             ------

     Condensed income (loss) from discontinued operations for the three months ended March 31, 1997 and 1996 is as follows (in thousands):

                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                           ------------------
                                                             1997        1996
                                                             ----        ----
Net revenues                                                $  171     $ 3,010
Cost of sales                                                 (150)     (2,698)
Selling, general and administrative expenses                   (74)         --
     Discontinued operations - income (loss)               $   (53)    $   312

     Loss from discontinued operations for the quarter ended March 31, 1997 is reflected in other (income) expense.

NOTE 10 -- SIGNIFICANT TRANSACTIONS:

    In March 1997, the tangible net worth covenant in the Construction Loan Agreement (the "Covenant") was amended to reflect the Company's present and anticipated financial condition. The amendment revised the Covenant for all periods retroactive to the date of the Construction Loan Agreement. The Company is currently in compliance with the revised Covenant.


NOTE 11 -- SUBSEQUENT EVENTS:

    On January 12, 1997, the Company entered into a contractual agreement to sell its owned distribution facility in Owatonna, Minnesota for $1.1 million in cash, part of which will be used to retire a capital lease with an outstanding principal balance of $810,000. The sale closing occurred on April 18, 1997 and resulted in a gain of $182,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         OVERVIEW

         The following discussion makes various comparisons relevant to the results of operations of the Company for the quarters ended March 31, 1997 and 1996 with regard to continuing and discontinued operations. Discontinued operations relate to the phase out of operations for Patwil Homes, which was essentially completed during 1996. Loss from discontinued operations during 1997 is included in other (income) expense.

         REVENUE

         Total revenue from continuing operations for the quarter ended March 31, 1997 increased by $6.3 million, or 60.4%, to $16.7 million from $10.4 million for the same period in 1996. Net housing revenue increased to $16.0 million for the first quarter of 1997 from $9.6 million for the quarter ended March 31, 1996, an increase of $6.4 million, or 66.7%. The first quarter revenue increase was primarily attributable to the significant increase in initial shipment volume activity for standard orders, which nearly doubled in the first quarter of 1997 over the similar period in 1996 (195 in 1997 versus 99 in 1996). Sales of turnkey homes also increased, contributing an additional $2.0 million to net housing revenue during the first quarter of 1997, an increase of $1.3 million over the $700,000 recorded in the first quarter of 1996.

         Financial services revenue for the first quarter of 1997 decreased slightly, to $700,000, from $800,000 for the quarter ended March 31, 1996, reflecting a decrease in interest income on a reduced portfolio of customer loan accounts attributable to sales of accounts to the mortgage financing company pursuant to the Construction Loan Agreement.

         COST OF SALES

         Cost of sales from continuing operations, which includes cost of materials, warehousing, material handling, shipping and construction monitoring, increased $4.4 million, to $11.3 million for the three months ended March 31, 1997, as compared to $6.9 million for the similar period in 1996. The increase in cost of sales is directly attributable to the increase in initial shipments to customers. As a percentage of net housing revenue, cost of sales for the first quarter was down slightly (70.6% in 1997 as compared to 72.0% in 1996). The reduction in cost of sales as a percentage of net housing revenue in the first quarter reflects the reduced impact of fixed infrastructure costs on net housing revenue, which is presently recognized as shipments are made.

         SELLING EXPENSES

         Selling expenses from continuing operations during the first quarter increased by $1.3 million, to $3.9 million in 1997 from $2.6 million in 1996. The largest component of this increase is reflected in the recognition of $1.1 million of direct response advertising costs, including the write-off of $700,000 of production costs that were included in prepaid expenses and other assets at December 31, 1996. These costs relate to the Company's initial and subsequent airings of its long-form television information commercial ("infomercial"), which began airing in January 1997. Other components of the comparative first quarter increase were $200,000 of short-form television advertising in new market areas that will be accessible through local product fulfillment and $200,000 of commissions paid to sales representatives attributable to increased first quarter shipments. Increases in selling expenses were offset by $200,000 of reduced recruitment costs and savings achieved through the elimination of reimbursed expenses to sales representatives.

         At March 31, 1997 and 1996, respectively, DeGeorge had 173 and 130 full-time sales representatives.

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses from continuing operations were $3.9 million and $3.7 million, respectively, for the three months ended March 31, 1997 and 1996. The $200,000 increase in the first quarter is principally attributable to increased costs incurred in connection with processing and servicing increased initial shipments to customers.

         INTEREST EXPENSE

         Interest expense for the first quarters of 1997 and 1996 was essentially unchanged at $1.6 million for both periods, of which $1.3 million related to interest costs on the 12% Senior Notes due 2001.

         OTHER (INCOME) EXPENSE

         Other income decreased by $500,000 during comparative first quarters for 1997 and 1996, $200,000 of which relates to costs associated with the remarketing of real estate owned during 1997. Other expense in the first quarter of 1997 also reflects the loss from discontinued operations (less than $100,000 for 1997), which was reported separately in 1996. In addition, during 1996, the Company recorded $200,000 of gain on sales of fixed assets, principally from the sale of the Company's former corporate offices in Plymouth, Minnesota.

         INCOME TAXES

         On January 1, 1993, the Company adopted FAS 109 which provides for the recognition of deferred tax assets and liabilities based on expected future tax consequences of events that have been recognized in the Company's financial statements. As of December 31, 1996, the Company had accumulated a gross deferred tax asset of $14.0 million, against which the Company had recorded a valuation allowance of $13.7 million, resulting in the recognition of deferred income taxes of $300,000. During the quarter ended March 31, 1997, the Company did not record a tax provision or tax benefit. The first quarter net loss of $4.1 million resulted in an increase in net operating loss carryforwards and a corresponding increase in the valuation reserve of $1.6 million.

         The Company presently has a September 30 fiscal year end for tax reporting purposes. The Company has requested and the Internal Revenue Service has approved a change in the tax year end to December
         31.  At March 31, 1997 and December 31, 1996, the

         Company had net operating loss carryforwards for federal income tax purposes of $21.8 million and $17.5 million, respectively, which will fully expire by the year 2012.

         NET LOSS

         Loss from continuing operations for the quarter ended March 31, 1997 was $4.1 million or $0.38 per share, as compared to a loss of $4.2 million, or $0.39 per share, for the first quarter of 1996. During the first quarter of 1996, income from discontinued operations of $300,000 was recorded, reducing net loss to $3.9 million, or $0.36 per share. In the first quarter of 1997, the Company recorded a charge of less than $100,000 from discontinued operations, which amount is included in other (income) expense.

         QUARTERLY RESULTS

         Results of operations for the first quarter of 1997 over 1996 reflects an increase in net housing revenue of $6.4 million and a corresponding increase in gross margin of $1.9 million. The net housing revenue and margin increases are primarily attributable to the increase in initial shipment volume of standard units to customers, which rose to 195 units in 1997 as compared to 99 units in 1996. Sales of turnkey homes also contributed $1.3 million to the increase in first quarter revenue. The increased first quarter margin was offset principally by $1.3 million of charges to selling expenses, including $700,000 of previously capitalized production costs that were incurred in the development phase of the infomercial. Also included in the first quarter 1997 selling charges were media costs related to initial and subsequent airings of the infomercial and costs incurred in connection with distributing 20,000 fulfillment kits (consisting of a videotape and informational material) to infomercial viewers who responded to the infomercial offer.

         During the latter part of 1996, DeGeorge revised its field sales compensation structure, revamped its recruitment process, completed its name changeover and established a first quarter 1997 media schedule. The changes to the field sales compensation structure and recruitment processes were designed to attract and retain a high calibre force of sales professionals. The implementation of these changes resulted in a turnover of previous sales representatives and an interruption in the flow of orders during the first quarter, though leads generated during the quarter were up 33.4% over the first quarter of 1996. In addition, extensive sales orientation and training of new sales representatives continued throughout the quarter and the flow of gross orders resumed in April 1997, exceeding the volume of orders received in April 1996. During the first quarter of 1997, gross orders were 612 as compared to 1,147 for the similar period in 1996 resulting in a reduction in the inventory of active orders to 664 at March 31, 1997 as compared to 1,372 at March 31, 1996. Although the first quarter order flow and quarter end inventory of active orders are down from 1996, management believes that the conversion rate of orders in process could exceed prior years' performance, in large measure due to the standardization of DeGeorge product offerings and order packets, which greatly simplified the order process and increased the potential for a shortened approval and fulfillment process.

         LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1997, cash and cash equivalents were $3.3 million as compared to $3.7 million at December 31, 1996. Since April 1995, the Company has been selling its construction loans to a mortgage financing company pursuant to the Construction Loan Agreement, under which the Company may, at its discretion and subject to certain criteria, sell all of its construction loans. These loans are sold at face value, discounted to provide a return of 11/2% over prime (10% at March 31, 1997). The Construction Loan Agreement also established a deposit account for retention of a portion of the proceeds from the sale of construction loans as security for credit losses. The balance of deposits at March 31, 1997 and December 31, 1996 was $21.5 million and $22.3 million, respectively. Deposits are reflected in the financial statements net of provision for estimated credit losses ($3.3 million and $3.5 million at March 31, 1997 and December 31, 1996, respectively) on construction loans sold.

         During the three months ended March 31, 1997, the Company sold $24.5 million, net face value ($26.2 million gross sales less $1.7 million of repurchased accounts), of construction loans pursuant to the Construction Loan Agreement. Net proceeds to the Company for the first quarter were $23.1 million, after discounting of $2.2 million and net return of deposits of $800,000 (retainage on sales of $3.2 million less returns of $4.0 million relative to loan payoffs).

         As of March 31, 1997, the Company was servicing $182.3 million, face value, of previously sold construction loans. The agreement is cancelable by either party upon six months written notice.

PART II. OTHER INFORMATION

  ITEM 5.     OTHER INFORMATION:

              None


  ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits:  none

              (b)  Reports on Form 8-K:
                   There have been no reports on Form 8-K since the filing of the Company's 1996 Annual Report on Form 10-K.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DEGEORGE FINANCIAL CORPORATION
                                  (Registrant)


Dated:  May 9, 1997


                                  By: /S/  SALVATORE A. BUCCI
                                      -----------------------
                                      Salvatore A. Bucci
                                      Senior Vice President and
                                        Chief Financial Officer