Form 10-Q
period 1997-06-30
DEGEORGE FINANCIAL CORP
filed 1997-08-19
CIK 890523

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                               -------------

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________________ to _____________________

                         Commission file number 0-20832
                                                -------

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
Yes  X    No
   -----    -----


      Shares of Common Stock outstanding as of August 19, 1997:  10,810,193

                         DEGEORGE FINANCIAL CORPORATION

                               INDEX TO FORM 10-Q



PART I.   FINANCIAL INFORMATION                                         PAGE NO.


ITEM 1.   FINANCIAL STATEMENTS:
          Consolidated Balance Sheets as of June 30,                       3
          1997 and December 31, 1996

          Consolidated Statements of Operations for the three              4
          and six months ended June 30, 1997 and 1996

          Consolidated Statements of Cash Flows for the six                5
          months ended June 30, 1997 and 1996

          Notes to Consolidated Financial Statements                       6-12


ITEM 2.   Management's Discussion and Analysis of Financial                13-18
          Condition and Results of Operations


PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION                                                19

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 19

                         DEGEORGE FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                ($  IN THOUSANDS)


                                                   (Unaudited)
                                                     June 30,       December 31,
                                                       1997            1996
                                                    ----------      ----------
ASSETS
Cash and cash equivalents                           $    1,809      $    3,737
Notes receivable, net                                   68,943          26,726
Receivable from related parties                          1,094           1,047
Inventory                                                4,745           7,833
Prepaid expenses and other assets                        5,475           4,158
Deposits                                                11,153          19,249
Mortgage servicing rights                                1,434           5,982
Senior Bond collateral fund                              2,857           3,008
Real estate owned                                        8,164           6,576
Property, plant and equipment, net                      11,449          12,191
Property held for sale, net                                277             417
Assets of discontinued operations                        1,497           2,549
Deferred income taxes                                      336             336
Intangible assets, net                                   1,780           2,006
                                                    ----------      ----------
          Total assets                              $  121,013      $   95,815
                                                    ----------      ----------
                                                    ----------      ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                    $    8,598      $    7,053
Accrued construction costs and unearned
  income on sold notes receivable                        8,470          28,857
Accrued expenses                                         4,315           4,399
Customer deposits                                          901             821
Collateralized notes receivable                         49,368               -
12% Senior notes                                        43,806          43,738
Notes payable                                            4,009           3,527
Capital lease obligations                                    -             925
                                                    ----------      ----------
          Total liabilities                            119,467          89,320
                                                    ----------      ----------
Commitments and contingencies (Note 8)

Stockholders' equity:
Common Stock; par value $.10, 25,000,000 shares
 authorized, 10,810,193 shares outstanding               1,081           1,081
Paid in capital                                         47,384          47,384
Accumulated deficit                                    (46,919)        (41,970)
                                                    ----------      ----------
          Total stockholders' equity                     1,546           6,495
                                                    ----------      ----------
Total liabilities and stockholders' equity          $  121,013      $   95,815
                                                    ----------      ----------
                                                    ----------      ----------


           See accompanying notes to consolidated financial statements

                         DEGEORGE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ($ IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                               Three months ended                  Six months ended
                                                                    June 30,                           June 30,
                                                          -----------------------------     -----------------------------
                                                              1997             1996             1997             1996
                                                          ------------     ------------     ------------     ------------
Services income:
  Contract fee income                                     $      8,054     $          -     $      8,054     $          -
  Net financial services income                                  2,734            1,235            3,793            2,332
                                                          ------------     ------------     ------------     ------------
       Total services income                                    10,788            1,235           11,847            2,332
                                                          ------------     ------------     ------------     ------------

Housing income:
  Net standard housing revenue                                   3,098           23,267           16,625           31,788
  Construction revenue                                           2,976            1,963            5,435            3,029
  Cost of sales                                                 (5,404)         (15,215)         (16,694)         (22,115)
                                                          ------------     ------------     ------------     ------------
       Housing income, net                                         670           10,015            5,366           12,702
                                                          ------------     ------------     ------------     ------------

       Total income                                             11,458           11,250           17,213           15,034

  Operating expenses:
    Selling                                                      3,380            3,563            7,275            6,140
    General & administrative                                     4,570            3,950            8,435            7,658
    Provision for credit losses                                    311              712              474            1,071
    Other interest expense                                       1,579            1,569            3,166            3,162
    Other (income) expense                                         651             (341)             993             (553)
    Distribution center closing costs                            1,819                -            1,819                -
                                                          ------------     ------------     ------------     ------------
  Income (loss) from continuing operations
    before income taxes                                           (852)           1,797           (4,949)          (2,444)

  Income tax benefit (provision)                                     -                -                -                -
                                                          ------------     ------------     ------------     ------------

  Income (loss) from continuing operations                        (852)           1,797           (4,949)          (2,444)

  Discontinued operations-Patwil Homes, Inc.
    Income (loss) from operations                                    -              310                -              622
                                                          ------------     ------------     ------------     ------------

  Net income (loss)                                       $       (852)    $      2,107     $     (4,949)    $     (1,822)
                                                          ------------     ------------     ------------     ------------
                                                          ------------     ------------     ------------     ------------

  Earnings per common share:
    Income (loss) from continuing operations                     (0.08)            0.16            (0.46)           (0.23)
    Income (loss) from discontinued operations                       -             0.03                -             0.06
                                                          ------------     ------------     ------------     ------------
       Net income (loss)                                  $      (0.08)    $       0.19     $      (0.46)    $      (0.17)
                                                          ------------     ------------     ------------     ------------
                                                          ------------     ------------     ------------     ------------


  Weighted average number of common shares outstanding      10,810,193       10,810,193       10,810,193       10,810,193
                                                          ------------     ------------     ------------     ------------
                                                          ------------     ------------     ------------     ------------


           See accompanying notes to consolidated financial statements

                         DEGEORGE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDING JUNE 30, 1997 AND 1996
                                ($  IN THOUSANDS)
                                   (Unaudited)


                                                                                  1997                  1996
                                                                                ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                               $   (4,949)         $   (1,822)
                                                                                ----------          ----------
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization                                                    5,350               5,092
    Provision for credit losses                                                        474               1,071
    Provision for sales promotions and incentives                                      334               1,472
    Loss (gain) on sale of property, plant and equipment                               101                (444)
    Loss (gain) from discontinued operations                                             -                (622)
  Decrease (increase) in other operating assets (Note 6)                           (28,931)            (78,933)
   Increase (decrease) in other operating liabilities (Note 6)                     (18,846)              9,646
                                                                                ----------          ----------
    Total adjustments                                                              (41,518)            (62,718)
                                                                                ----------          ----------
    Net cash provided (used) by operating activities of:
    Continuing operations                                                          (46,467)            (64,540)
    Discontinued operations                                                          1,052                 385
                                                                                ----------          ----------
    Net cash provided (used) by operating activities                               (45,415)            (64,155)
                                                                                ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of property, plant and equipment                             1,269               6,730
    Purchase of property, plant and equipment                                         (996)             (3,191)
                                                                                ----------          ----------
    Net cash provided (used) by investing activities                                   273               3,539
                                                                                ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from financing of construction loans receivable,
    net of discounting                                                              45,328                   -
    Proceeds (repurchases) from sales of construction loans receivable,
    net of discounting                                                              (1,671)             59,910
    Principal payments on notes payable - other                                       (191)                  -
    Borrowings on notes payable - other                                                673                  57
    Principal payments on capital leases                                              (925)               (218)
                                                                                ----------          ----------
   Net cash provided (used) by financing activities                                 43,214              59,749
                                                                                ----------          ----------

Net change in cash and cash equivalents                                             (1,928)               (867)

Cash and cash equivalents - beginning of the period                                  3,737               2,838
                                                                                ----------          ----------
Cash and cash equivalents - end of the period                                   $    1,809          $    1,971
                                                                                ----------          ----------
                                                                                ----------          ----------

Supplemental disclosures of cash flow information:
    Interest paid                                                               $    6,785          $    2,913
    Income taxes paid (refunded), net                                           $       68          $      (23)

           See accompanying notes to consolidated financial statements

                         DEGEORGE FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997, the results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996 of the Company. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1996 Annual Report on Form 10-K.

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

     On April 14, 1995 the Company entered into a Construction Loan Purchase and Servicing Agreement ("the Construction Loan Agreement") with a mortgage financing company under which the Company may transfer, at its discretion and subject to certain criteria, all of its construction loans. The Construction Loan Agreement was amended in March 1997 (the "March 1997 Amendment") and June 1997 (the "June 1997 Amendment"). The March 1997 Amendment revised the provisions of the minimum tangible net worth covenant. The June 1997 Amendment revised certain other provisions, including a reduction in the holdback deposit requirement from 12% to 8% and a change in the benchmark for computing the cost of funds, from prime plus 1 1/2% to three month LIBOR plus 3% (10% and 8.81%, respectively, at June 30, 1997), effectively reducing the Company's cost of funds 119 basis points as of June 30, 1997. The June 1997 Amendment also extended the term of the Construction Loan Agreement to June 1, 1999.

     Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 125"). Under FAS 125, the Company is accounting for the transfer of its notes receivable under the Construction Loan Agreement as a pledge of collateral in a borrowing arrangement for all transactions occurring after December 31, 1996. Although there is no difference in substance or form for sales of notes receivable that occurred prior to January 1, 1997 to those that transferred after December 31, 1996, the transactions that occurred prior to 1997 retain their sale characteristics since FAS 125 proscribes retroactive application to transactions occurring before January 1, 1997. Thus, transactions occurring prior to 1997 are not included in construction loans underwritten or collateralized notes receivable while all transactions that occurred after December 1996 are reflected as such in the balance sheet as of June 30, 1997.

     During the second quarter of 1997, the Company introduced local purchase of building materials in the customer's locality. As a result of the Company's change in business operations, DeGeorge has adopted the method of recording its service fees (contract fee income) ratably over the service period based on the ratio of services performed at the time of sale and thereafter to total services performed over the service period. Contract fee income commences upon the closing of the construction loan, which is the confirmed point of sale for DeGeorge. Since the Company no longer takes title to materials in the customary distribution process, cost of sales (which had included the cost of materials, warehousing, material handling and shipping) has been eliminated for DeGeorge core business activities. Certain other costs (e.g. construction support services), formerly included in cost of sales, have been reclassified to general and administrative expenses.
Revenue and cost of sales for residual DeGeorge shipments from distribution centers during the second quarter of 1997 are reported in a manner consistent with prior periods.

     Results of operations for the second quarter of 1997 reflect the impact of changes in the Company's business operations. In order to provide a useful comparison of results of operations for the quarters and six month periods ended June 30, 1997 and 1996, total income has been recast to reflect the contribution to margin for the services sector of operations, which is the predominant business of the Company, and the housing sector, which reflects the results of operations for turnkey construction activities, including DeGeorge/Florida and DeGeorge/New England. For comparative purposes, the prior period results for turnkey activities have been segregated from net housing revenue, as previously termed, and reclassified to construction revenue. Accordingly, net standard housing revenue reflects the results of DeGeorge shipments from distribution centers. Cost of sales has been repositioned to illustrate the contribution to margin from housing activity, which is consistent with the presentation of services income.
During the second quarters and six month periods of 1997 and 1996, cost of sales includes the combined activities of distribution center shipments as well as turnkey construction costs.

     As a result of the change in business operations, income from Company activities is reflected on a fee income basis. Contract fee income includes services to customers for advisory and support services (e.g. planning, budgeting, materials scheduling). Net financial services income continues to reflect net interest charges to customers on construction loans, net loan servicing income, loan origination fees and customer insurance placement fees. Interest income on deposits, previously reflected in other income/expense, has been reclassified to net financial services income. Other than recasting the presentation of results of operations to properly reflect current business operations, no restatement of results of operations for prior periods has been made.

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

     Certain reclassifications have been made to the financial statements for the three and six months ended June 30, 1996 to conform to the presentation for the three and six months ended June 30, 1997.

NOTE 2 -- NOTES RECEIVABLE:

     Notes receivable at June 30, 1997 and December 31, 1996 are as follows (in thousands):

                                               JUNE 30,      DECEMBER 31,
                                                 1997            1996
                                              ---------      ------------
Construction loans underwritten                $109,545        $43,452
Less:  unfunded loan obligations                (33,722)        (6,315)
       unearned income                           (4,979)        (8,757)
                                               --------        -------
                                                 70,844         28,380
Less:
Allowance for sales promotions and incentives      (714)          (878)
Allowance for credit losses                      (1,028)          (675)
Deferred loan processing fees, net                 (159)          (101)
                                               --------        -------
     Notes receivable, net                     $ 68,943        $26,726
                                               --------        -------
                                               --------        -------

          At June 30, 1997, $49.4 million of construction loans underwritten have been pledged as collateral under the Construction Loan Agreement. Loans transferred prior to January 1, 1997, the balance of which was $117.3 million at June 30, 1997, continue to retain their sale characteristics and are not included in notes receivable.

NOTE 3 -- TRANSFER AND SERVICING OF NOTES RECEIVABLE:

     Amounts owed to the Company under the holdback provisions of the Construction Loan Agreement are included in deposits, which are stated net of estimated credit losses on construction loans sold at June 30, 1997 and December 31, 1996, as follows (in thousands):

                                                JUNE 30,     DECEMBER 31,
                                                  1997          1996
                                               ---------     ------------
Holdback                                       $ 13,752        $22,370
Allowance for estimated credit losses            (2,957)        (3,542)
                                               --------        -------
    Net holdback (included in deposits)        $ 10,795        $18,828
                                               --------        -------
                                               --------        -------

     Mortgage servicing rights on receivables transferred prior to January 1, 1997 (sales) at June 30, 1997 is as follows (in thousands):

                                                               JUNE 30,
                                                                 1997
                                                               --------
Balance, beginning of year                                     $ 5,982
Originated on transfers                                              -
Less :  Amortization                                            (4,548)
                                                               -------
    Mortgage servicing rights                                  $ 1,434
                                                               -------
                                                               -------


     Prepaid interest on receivables transferred after December 31, 1996 (financings) at June 30, 1997 is as follows (in thousands):

                                                               JUNE 30,
                                                                 1997
                                                               --------
Balance, beginning of year                                     $     -
Originated on transfers                                          4,040
Less :  Amortized interest expense                                (967)
                                                               -------
    Prepaid interest (included in prepaid expenses
       and other assets)                                       $ 3,073
                                                               -------
                                                               -------

NOTE 4 -- INVENTORY:

     Inventory at June 30, 1997 and December 31, 1996 is as follows (in thousands):

                                               JUNE 30,      DECEMBER 31,
                                                 1997            1996
                                               --------      ------------
Raw materials                                  $      -        $ 4,241
Construction in progress and model homes          4,745          3,592
                                               --------        -------
      Inventory                                $  4,745        $ 7,833
                                               --------        -------
                                               --------        -------

NOTE 5-- INCOME TAXES:

     Significant components of deferred income taxes at June 30, 1997 and December 31, 1996 are as follows (in thousands):

                                                JUNE 30,     DECEMBER 31,
                                                 1997            1996
                                              ----------     ------------
Credit and refinancing allowances             $   2,490       $  2,544
Goodwill                                          1,754          1,832
Net operating loss carryforward                   8,772          7,012
Other, net                                        3,006          2,649
                                              ---------       --------
     Total gross deferred tax assets             16,022         14,037
Less:  valuation allowance                      (15,686)       (13,701)
                                              ---------       --------
     Deferred income taxes                    $     336       $    336
                                              ---------       --------
                                              ---------       --------

     At June 30, 1997 and December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of $21.9 million and $17.5 million, respectively, which will fully expire by the year 2012.

     Income tax benefit (provision) for the three and six months ended June 30, 1997 and 1996 are as follows (in thousands):


                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                           JUNE 30                JUNE 30
                                   ----------------------    -----------------
                                          1997     1996       1997     1996
                                          ----     ----       ----     ----
Statutory U.S. tax rate                  $ 304   $  (630)   $ 1,691   $  812
State taxes, net of federal income
   tax benefit                              53      (111)       298      143
Effect of temporary differences             (4)       -          (4)      -
Valuation allowance                       (353)      741     (1,985)    (955)
                                         -----   -------    -------   ------
      Income tax benefit (provision)     $ -0-   $   -0-    $   -0-   $  -0-
                                         -----   -------    -------   ------
                                         -----   -------    -------   ------

     For the six months ended June 30, 1997, the Company did not record a tax provision or benefit. The six month net loss of $4.9 million resulted in an increase in net operating loss carryforwards and a corresponding increase in the valuation reserve of $2.0 million.

NOTE 6-- CONSOLIDATED STATEMENTS OF CASH FLOWS:

     Changes in other operating assets and liabilities in the Consolidated Statements of Cash Flows are as follows (in thousands):

                                                        SIX MONTHS ENDED
                                                             JUNE  30
                                                    ------------------------
                                                       1997           1996
                                                       ----           ----
Decrease (increase) in:
  Notes receivable                                  $(37,314)      $(59,689)
  Receivable from related parties                        (47)          (531)
  Inventory                                            3,088         (2,880)
  Prepaid expenses and other assets                   (1,317)        (5,075)
  Deposits                                             8,096         (2,814)
  Mortgage servicing rights                                -         (5,427)
  Senior Bond collateral fund                            151              -
  Real estate owned                                   (1,588)        (2,517)
                                                    --------       --------
           Total decrease (increase) in other
               operating assets                     $(28,931)      $(78,933)
                                                    --------       --------
                                                    --------       --------

Increase (decrease) in:
 Accounts payable and accrued expenses              $  1,461       $ (4,205)
 Accrued construction costs and unearned
     income on sold notes receivable                 (20,387)        13,331
  Customer deposits                                       80            520
                                                    --------       --------
 Total increase (decrease) in other operating
     liabilities                                    $(18,846)      $  9,646
                                                    --------       --------
                                                    --------       --------


NOTE 7-- SUMMARIZED FINANCIAL INFORMATION:

     Summarized financial information of DeGeorge as of June 30, 1997 and December 31, 1996 and for the three and six months ended June 30, 1997 and 1996 is as follows (in thousands):

                                                    JUNE 30,      DECEMBER 31,
                                                      1997           1996
                                                    --------      ------------
Total assets                                        $159,407       $100,743
Total liabilities                                    152,146         88,083


     Total assets include intercompany receivables of $24.3 million and $25.2 million, respectively, at June 30, 1997 and December 31, 1996.

                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                    JUNE 30                 JUNE 30
                              ------------------       -----------------
                                1997     1996            1997     1996
                                ----     ----            ----     ----
Total income                  $11,143   $11,073        $16,584   $14,755
Net income (loss)                (731)    1,763         (4,625)   (1,891)

NOTE 8-- COMMITMENTS AND CONTINGENCIES:

     There has been no significant change in the status of lawsuits or commitments described in Note 13 to the Consolidated Financial Statements contained in the Company's 1996 Annual Report on Form 10-K, except as follows:

     Effective May 1, 1997, the operating lease for the Denver distribution facility was terminated. This lease had originally extended to February 28, 2000. As a result of the cancellation of this lease, future minimum lease obligations have been reduced by $447,000.


NOTE 9-- DISCONTINUED OPERATIONS:

     Summarized below are the assets of discontinued operations (in thousands):

                                                JUNE 30,     DECEMBER 31,
                                                  1997           1996
                                                --------     ------------
Cash                                             $  263         $  695
Notes receivable                                     80            182
Inventory                                           211            357
Prepaid expenses and other assets                   106            124
Costs of uncompleted contracts in excess
  of related billings                               306            349
Assets held for sale, net                           531            842
                                                 ------         ------
     Assets of discontinued operations           $1,497         $2,549
                                                 ------         ------
                                                 ------         ------


     Condensed income (loss) from discontinued operations for the three and six months ended June 30, 1997 and 1996 is as follows (in thousands):

                                        THREE MONTHS ENDED   SIX MONTHS ENDED
                                             JUNE 30            JUNE 30
                                        ------------------  -----------------
                                         1997       1996     1997       1996
                                         ----       ----     ----       ----
Net revenues                            $   -     $ 2,295   $  171    $ 5,305
Cost of sales                             (13)     (1,948)    (163)    (4,645)
Selling, general and administrative
     expenses                             (46)        (37)    (120)       (38)
                                        -----     -------   ------    -------
     Discontinued operations -
          income (loss)                 $ (59)    $   310   $ (112)   $   622
                                        -----     -------   ------    -------
                                        -----     -------   ------    -------

     Loss from discontinued operations for the three and six months ended June 30, 1997 is reflected in other (income) expense.


NOTE 10 -- SIGNIFICANT TRANSACTIONS:

     During the second quarter of 1997, the Company closed its distribution facilities and changed its method of providing for the delivery of materials to customers' building sites. In connection with this change, the Company sold, on April 18, 1997, its owned distribution facility in Owatonna, Minnesota for $1.1 million in cash, part of which was used to retire a capital lease with an outstanding principal balance of $810,000. In addition to the sale of its Owatonna facility, the Company's obligations under the lease for its Denver, Colorado distribution facility terminated effective May 1, 1997 by mutual agreement with the lessor.

     Effective June 1, 1997, the Construction Loan Agreement was amended to include an extension of the term to June 1, 1999, a reduction in the holdback deposit requirement and a reduction in the cost of funds. See "Note 1 - Basis of Presentation" for further discussion of these changes.


NOTE 11 -- SUBSEQUENT EVENTS:

     On July 18, 1997, Price Waterhouse LLP ("Price") resigned as the auditor for the Company. In connection with Price's audit for the two most recent fiscal years, and the subsequent interim periods preceding the resignation of Price, there were no reportable disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreement, if not resolved to the satisfaction of Price, would have caused Price to make a reference to the subject matter of the disagreement in connection with its report. The Company filed a Form 8-K with the Securities and Exchange Commission on July 25, 1997 relating to this matter.

     On July 31, 1997, the Company sold its one-half interest in a jet aircraft for $1.45 million in cash. In January 1996, the Company paid $1.5 million plus transaction fees for its half-interest in the aircraft and has paid for certain upgrades to the aircraft during its period of ownership. At the time of sale, the Company recognized a loss of $50,000 on the original purchase price and a write-off of $114,000, net of depreciation, of transaction fees and improvements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS

          OVERVIEW

          The following discussion makes various comparisons relevant to the results of operations of the Company for the three and six months ended June 30, 1997 and 1996 with regard to continuing and discontinued operations. Discontinued operations relate to the phase out of operations for Patwil Homes, which was essentially completed during 1996. Loss from discontinued operations during 1997 is included in other (income) expense. Except where noted, all references herein are to continuing operations.

          CHANGES IN BUSINESS OPERATIONS

          During the second quarter of 1997, the Company introduced local purchase of building materials in the customer's area. Local purchasing enables DeGeorge to timely meet its customers' building materials needs by arranging for direct delivery from local vendors to customers' building sites. This approach eliminates the process of purchasing and warehousing building materials for later delivery to customers from Company owned or leased distribution centers, which locations restricted the Company's ability to expand its sales areas and burdened the Company with escalating shipping and fixed facilities costs. Accordingly, DeGeorge closed all three of its distribution centers in the second quarter of 1997 and began servicing customers through local vendors at that time.

          The change to local purchase represents the final phase of the Company's transition into its new business of providing single-source construction financing and comprehensive support services to qualified entry-level and move-up buyers. Prior changes have included the standardization of its product, the relocation and restructuring of Company operations and the expansion of its selling and marketing activities through long-form television information commercial ("infomercial") airings, direct mail campaigns and increased sales representative concentrations in selected markets.

          As a result of the Company's change in business operations, DeGeorge has adopted the method of recording its service fees (contract fee income) ratably over the service period based on the ratio of services performed at the time of sale and thereafter to total services performed over the service period. Contract fee income commences upon the closing of the construction loan, which is the confirmed point of sale for DeGeorge. Since the Company no longer takes title to materials in the customary distribution process, cost of sales (which had included the cost of materials, warehousing, material handling and shipping) has been eliminated for DeGeorge core business activities. Certain other costs (e.g. construction support services), formerly included in cost of sales, have been reclassified to general and administrative expenses. Revenue and cost of sales for residual DeGeorge shipments from distribution centers during the second quarter of 1997 are reported in a manner consistent with prior periods. All remaining inventory on hand at March 31, 1997, was liquidated during the second quarter of 1997.

          CHANGES IN PRESENTATION OF OPERATING RESULTS

          Results of operations for the second quarter of 1997 reflect the impact of changes in the Company's business operations. In order to provide a useful comparison of results of operations for the quarters and six month periods ended June 30, 1997 and 1996, total income has been recast to reflect the contribution to margin for the services sector of operations, which is the predominant business of the Company, and the housing sector, which reflects the results of operations for turnkey construction activities, including DeGeorge/Florida and DeGeorge/New England. For comparative purposes, the prior period results for turnkey activities have been segregated from net housing revenue, as previously termed, and reclassified to construction revenue. Accordingly, net standard housing revenue reflects the results of DeGeorge shipments from distribution centers. Cost of sales has been repositioned to illustrate the contribution to margin from housing activity, which is
          consistent with the presentation of services income.   During the
          second quarters and six month periods of 1997 and 1996, cost of sales includes the combined activities of distribution center shipments as well as turnkey construction costs.

          As a result of the change in business operations, income from Company activities is reflected on a fee income basis. Contract fee income includes services to customers for advisory and support services (e.g. planning, budgeting, materials scheduling). Net financial services income continues to reflect net interest charges to customers on construction loans, net loan servicing income, loan origination fees and customer insurance placement fees. Interest income on deposits, previously reflected in other income/expense, has been reclassified to net financial services income. Other than recasting the presentation of results of operations to properly reflect current business operations, no restatement of results of operations for prior periods has been made.

          INCOME

          Total income for the second quarter ended June 30, 1997 increased to $11.5 million from $11.3 million for the same period in 1996, an increase of $200,000. During the second quarter of 1997, net financial services income increased $1.5 million over the quarter ended June 30, 1996, principally due to an increase of $900,000 in net loan servicing and interest income on construction loans transferred, plus an increase of $400,000 in interest income on an expanded portfolio of retained construction loans and an increase of $200,000 relating to fees earned on permanent mortgage originations placed by Plymouth Capital. Total income from DeGeorge core business activities was down $1.1 million during comparative second quarters, to $8.4 million from $9.5 million, primarily due to a decrease in the volume of orders recorded in the first quarter of 1997 as a result of changes to the field sales structure in the latter part of 1996, the impact of which was reflected in the second quarter results of operations.

          For the six months ended June 30, 1997, total income increased by $2.2 million, to $17.2 million from $15.0 million, over the comparable period in 1996. Net financial services income reflects $1.5 million of the increase in total income, of which $1.3 million relates to an increase in net loan servicing and interest income on construction loans transferred. Permanent mortgage originations contributed an additional $400,000 to the increase in total income. The increase in net financial services income was offset by a $200,000 decrease in other interest income for the six month period. Total income from DeGeorge core business activities was up $600,000 on a year-to-date basis, to $12.6 million in 1997 from $12.0 million in 1996.

          COST OF SALES

          Cost of sales includes the cost of materials, warehousing, shipping and material handling for shipments of DeGeorge product from distribution centers as well as costs of construction for turnkey housing activity. Effective with the change to local purchase of building materials, DeGeorge closed its distribution centers and ceased all warehousing and handling activities, thereby eliminating the majority of its cost of sales. On an on-going basis, cost of sales will continue to reflect the cost of construction for turnkey projects and will be reflected as an offset to construction revenue in the statement of operations.

          SELLING EXPENSES

          Selling expenses during the second quarter decreased by $200,000, to $3.4 million in 1997 from $3.6 million in 1996. The second quarter net decrease includes a $1.2 million reduction in commissions to sales representatives attributable to restructured commission plans and reduced sales volume, which decrease was offset by an increase of $500,000 in costs related to airings of the Company's infomercial, an increase of $300,000 in costs pertaining to permanent mortgage origination activities of Plymouth Capital and an increase of $200,000 in direct marketing expansion costs.

          For the six months ended June 30, 1997, selling expenses increased $1.1 million, to $7.3 million in 1997 from $6.2 million in 1996. This increase is primarily attributable to an increase of $2.0 million in direct response advertising costs, of which $1.6 million pertained to costs incurred for initial and subsequent airings of its infomercial, which amount includes the write-off of $700,000 of production costs that were included in prepaid expenses and other assets at December 31, 1996. The increase in selling expenses for the six month period also includes $300,000 in costs pertaining to permanent mortgage origination activities and $300,000 in direct marketing expansion costs, which were offset by $1.2 million of reduced commission expenses and $300,000 of reduced recruitment costs and savings achieved through the elimination of reimbursed expenses to sales representatives.

          At June 30, 1997 and 1996, respectively, DeGeorge had 187 and 123 full-time sales representatives.

          GENERAL AND ADMINISTRATIVE

          General and administrative expenses were $4.6 million and $4.0 million, respectively, for the three months ended June 30, 1997 and 1996, and $8.4 million and $7.6 million, respectively, for the comparative six month periods. The $600,000 and $800,000 increases in the second quarter and six month period are attributable to:
          (i) increases of $200,000 and $300,000, respectively, in facilities charges from expanded operations at the Company's headquarters to replace services previously provided at the closed distribution centers; (ii) increases of $300,000 and $300,000, respectively, in personnel costs attributable to increased staffing for improvements in processing and information technology and relocation costs incurred in recruiting key managers, and (iii) $100,000 and $200,000, respectively, of accrued legal fees in connection with the pending action against former employees of the Company.

          INTEREST EXPENSE

          Interest expense for the second quarters and six month periods of 1997 and 1996 was unchanged at $1.6 million and $3.2 million, respectively. For the three and six months ended June 30, 1997, interest expense includes $1.3 million and $2.7 million, respectively, of interest charges related to the 12% Senior Notes due 2001.

          OTHER (INCOME) EXPENSE

          Other expense for the quarter and six months ended June 30, 1997 was $700,000 and $1.0 million, respectively, as compared to other income of $300,000 and $500,000, respectively, for the similar periods in 1996. During the three and six month periods in 1996, the Company had recorded a gain of $600,000 on the sale of its distribution facility in Mountaintop, Pennsylvania.

          Also during 1996, the Company had reflected in the six month period a gain of $200,000 from the sale of fixed assets, principally on the sale of the Plymouth, Minnesota facility. During 1997, the Company recorded in the second quarter and six month period, respectively, $200,000 and $300,000, of non-recurring customer accommodations in connection with the conversion to local purchase. The 1997 year-to-date expense also includes a $100,000 loss from discontinued operations, which was reported separately in 1996.

          DISTRIBUTION CENTER CLOSING COSTS

          During the second quarter of 1997, DeGeorge closed its distribution centers in Owatonna, Minnesota, Denver, Colorado and Ft. Wayne, Indiana. The closing of these facilities resulted in a net non-recurring charge of $1.8 million for the second quarter and six month period ending June 30, 1997, which includes the write-off of $500,000 of inventory capitalization, the write-off of $300,000 of leasehold improvements, the payment of $400,000 in severance, wages and benefits related to the shut-down of facilities and losses of $500,000 and $300,000, respectively, on the disposal of inventory and equipment.
          An offsetting $200,000 gain was recorded on the sale of the Company's distribution center in Owatonna, Minnesota. The Owatonna facility was sold for $1.1 million in cash on April 18, 1997, part of which was used to retire a capital lease with an outstanding principal balance of $800,000 plus closing costs.

          INCOME TAXES

          On January 1, 1993, the Company adopted FAS 109 which provides for the recognition of deferred tax assets and liabilities based on expected future tax consequences of events that have been recognized in the Company's financial statements. As of December 31, 1996, the Company had accumulated a gross deferred tax asset of $14.0 million, against which the Company had recorded a valuation allowance of $13.7 million, resulting in the recognition of deferred income taxes of $300,000. During the quarter and six months ended June 30, 1997, the Company did not record a tax provision or tax benefit. The six month net loss of $4.9 million resulted in an increase in net operating loss carryforwards and a corresponding increase in the valuation reserve of $2.0 million.

          The Company presently has a September 30 fiscal year end for tax reporting purposes. The Company has requested and the Internal Revenue Service has approved a change in the tax year end to December
          31. At June 30, 1997 and December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of $21.9 million and $17.5 million, respectively, which will fully expire by the year 2012.

          NET INCOME (LOSS)

          Net loss for the quarter ended June 30, 1997 was $900,000, or $0.08 per share, as compared to net income of $2.1 million, or $0.19 per share, for the second quarter of 1996. The results of operations for the second quarter of 1996 includes income from discontinued operations of $300,000, or $0.03 per share.

          For the six months ended June 30, 1997, net loss was $4.9 million, or $0.46 per share, as compared to a net loss of $1.8 million, or $0.17 per share, for the similar period in 1996. The prior year results includes income from discontinued operations of $600,000, or $0.06 per share. For the six months ended June 30, 1997, the Company recorded a charge of $100,000 from discontinued operations, which amount is included in other (income) expense.

          QUARTERLY RESULTS

          For the three months ended June 30, 1997, the Company reported total income of $11.5 million as compared to $11.3 million in the similar period in 1996, an increase of $200,000. The increase in total income, which represents gross margin from business activities, was offset by a net increase of $400,000 in selling, general and administrative expenses, including $1.6 million in infomercial advertising, and an increase of $2.8 million in other expenses and distribution center closing costs, of which $2.4 million are non-recurring in nature.

          During the second quarter of 1997, DeGeorge recorded 292 loan closings as compared to 479 loan closings in the similar period in 1996. The decrease in loan closings is directly attributable to reduced order activity in the first quarter that occurred as a result of revisions to the field sales compensation structure and recruitment processes that were implemented in the latter part of 1996. Since initiating these changes, which contributed to a turnover of previous sales representatives, DeGeorge has attracted a higher calibre force of sales professionals. The number of field sales representatives increased to 187 at June 30, 1997 from 132 at December 31, 1996, of which 50% produced orders in June 1997. Gross orders for the second quarter of 1997 was within 177 orders of the total for the second quarter of 1996 (781 orders in 1997 versus 958 orders in 1996). At June 30, 1997, the inventory of active orders was 504 as compared to 1,041 at June 30, 1996. However, leads generated in the second quarter of 1997 were up 31.3% over the same period in 1996, continuing the strong pace set in the first quarter of 1997
          (up 33.4%).

          LIQUIDITY AND CAPITAL RESOURCES

          At June 30, 1997, cash and cash equivalents were $1.8 million as compared to $3.7 million at December 31, 1996.

          Since April 1995, the Company has been transferring its construction loans to a mortgage financing company pursuant to the Construction Loan Purchase and Servicing Agreement (the "Construction Loan Agreement"), under which the Company may, at its discretion and subject to certain criteria, transfer all of its construction loans. On June 1, 1997, certain provisions of the Construction Loan
          Agreement were amended (the "June 1997 Amendment"), including a reduction in the holdback deposit requirement from 12% to 8% and a change in the benchmark for computing the cost of funds, from prime plus 1 1/2% to three month LIBOR plus 3% (10% and 8.81%, respectively, at June 30, 1997), effectively reducing the cost of funds 119 basis points as of June 30, 1997. The June 1997 Amendment also extended the term of the Construction Loan Agreement to June 1, 1999.

          Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 125"). Under FAS 125, the Company began accounting for the transfer of its notes receivables under the Construction Loan Agreement as a pledge of collateral in a borrowing arrangement for all transactions occurring after December 31, 1996. Prior to January 1, 1997, the Company had treated the transfer of its receivables as sales. Although there is no difference in substance or form for sales of notes receivable that occurred prior to January 1, 1997 to those that transferred after December 31, 1996, the transactions that occurred prior to 1997 retain their sale characteristics since FAS 125 proscribes retroactive application to transactions occurring before January 1, 1997. Thus, transactions occurring prior to 1997 are not included in construction loans underwritten or collateralized notes receivable while all transactions that occurred after December 1996 are reflected as such in the balance sheet as of June 30, 1997.

          Under the Construction Loan Agreement, loans are transferred at face value, net of discounting. The Construction Loan Agreement also provides for a deposit account, owned by the Company, for retention of a portion of the proceeds from the transfer of construction loans as security for credit losses. The balance of deposits at June 30, 1997 and December 31, 1996 was $13.8 million and $22.4 million, respectively. The significant decrease in the balance of deposits is attributable to the one-third reduction in reserve requirements as provided for in the June 1997 Amendment, which resulted in the return of $7.5 million of deposits to the Company in June 1997. Deposits are reflected in the financial statements net of provision for estimated credit losses ($3.0 million and $3.6 million at June 30, 1997 and December 31, 1996, respectively) on construction loans transferred.

          During the second quarter of 1997, the Company transferred $23.2 million of construction loans pursuant to the Construction Loan Agreement. Net proceeds to the Company for the second quarter were $21.6 million, after discounting of $1.9 million and net return of deposits of $300,000 (retainage on sales of $2.6 million less returns of $2.9 million relative to loan payoffs). For the six months ended June 30, 1997, the Company transferred $47.7 million, net face value ($49.4 million gross transfers less $1.7 of repurchased accounts), of construction loans pursuant to the Construction Loan Agreement. Net proceeds to the Company for the six month period were $44.8 million, after discounting of $4.0 million and net return of deposits of $1.1 million (retainage on sales of $5.8 million less returns of $6.9 million relative to loan payoffs).

          As of June 30, 1997, the Company was servicing $166.7 million, face value, of previously transferred construction loans. Of this amount, $117.3 million were transferred prior to January 1, 1997 as sales of notes receivable. The balance of $49.4 million represent financing transactions occurring after December 31, 1996.

PART II.  OTHER INFORMATION

 ITEM 5.  OTHER INFORMATION:

          None


 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)       Exhibits:
          10.39 Second Amendment to Construction Loan Purchase and Servicing Agreement dated as of June 1, 1997.

          (b)       Reports on Form 8-K:
                    On July 25, 1997 the Company filed a Form 8-K disclosing the resignation of Price Waterhouse LLP ("Price") as auditor for the Company, effective July 18, 1997. In connection with Price's audit for the two most recent fiscal years, and the subsequent interim periods preceding the resignation of Price, there were no reportable disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreement, if not resolved to the satisfaction of Price, would have caused Price to make a reference to the subject matter of the disagreement in connection with its report.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   DEGEORGE FINANCIAL CORPORATION
                                   (Registrant)


Dated:  August 19, 1997


                                   By:  /s/  SALVATORE A. BUCCI
                                        ------------------------------
                                         Salvatore A. Bucci
                                         Senior Vice President and
                                           Chief Financial Officer

                                  EXHIBIT INDEX



EXHIBIT NO.         DESCRIPTION OF EXHIBIT                  SEQUENTIAL PAGE
-----------         ----------------------                  ---------------
   10.39            Second Amendment to Construction Loan          22
                    Purchase and Servicing Agreement