Form 10-Q/A
period 1997-06-30
DEGEORGE FINANCIAL CORP
filed 1997-10-29
CIK 890523

                                     FORM 10-Q/A

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549



[X] AMENDMENT NO. 1 TO THE QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                               -------------

                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________________ to _____________________

                            Commission file number 0-20832
                                                   -------

                            DEGEORGE FINANCIAL CORPORATION
                             (formerly MILES HOMES, INC.)
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

Delaware                                                              41-1625724
--------------------------------------------------------------------------------
 (State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

99 Realty Drive, Cheshire, Connecticut                                     06410
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                  (203)  699 - 3400
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
Yes  X    No
   -----    -----


        Shares of Common Stock outstanding as of August 19, 1997:  10,810,193

                            DEGEORGE FINANCIAL CORPORATION

                                 INDEX TO FORM 10-Q/A




    DESCRIPTION OF AMENDMENT                                          PAGE

    PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF             3
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Section entitled, "Pending Action Against Former Employees" was omitted from the original filing.

    In section entitled, "Quarterly Results", second and third paragraphs, explanation has been amended.

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

              During the second quarter of 1997, DeGeorge recorded 292 loan closings as compared to 479 loan closings in the similar period in 1996. The decrease in loan closings is directly attributable to reduced order activity in the first quarter that occurred as a result of the departure of a large number of the Company's most productive sales representatives during the period from July 1996 to March 1997. Many of these sales representatives were recruited to join a competing company set up by former employees of DeGeorge (see "Pending Action Against Former Employees" below). As a reaction to the significant disruption of its field sales activity, the Company was compelled to step up its recruitment of field sales representatives. Accordingly, the Company implemented revisions to the field sales compensation structure and recruitment processes in the latter part of 1996. Since initiating these changes, DeGeorge has steadily rebuilt its field sales force.

              At June 30, 1997, the number of field sales representatives increased to 187 from 132 at December 31, 1996, of which 50% produced orders in June 1997. Gross orders for the second quarter of 1997 were within 177 orders of the total for the second quarter of 1996 (781 orders in 1997 versus 958 orders in 1996). At June 30, 1997, the inventory of active orders was 504 as compared to 1,041 at June 30, 1996. However, leads generated in the second quarter of 1997 were up 31.3% over the same period in 1996, continuing the strong pace set in the first quarter of 1997 (up 33.4%). The Company believes that the productivity of the new sales force will increase as they gain experience and more fully develop their prospect lists.

              PENDING ACTION AGAINST FORMER EMPLOYEES

              On August 20, 1996, the Company initiated a lawsuit in federal court in Minnesota against three former executives of the
              Company: Paul Vogel, David Gaither and Ray Parker, alleging that these individuals conspired to form a competing business utilizing misappropriated proprietary information and trade secrets of the Company. The Company further alleged that the defendants intentionally disrupted the Company's ongoing business operations by falsely creating a grim view of the Company's financial situation among employees and sales representatives to convince them to leave the Company and join the defendants' new venture. The Company also alleged that these defendants, which included the Company's former national sales manager and a former regional sales manager, while still employed by the Company, encouraged members of the Company's independent sales force to curtail or redirect sales activity. This action is still in the discovery phase.

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                  DEGEORGE FINANCIAL CORPORATION
                                  (Registrant)


Dated: October 28, 1997

                                  By: /s/ SALVATORE A. BUCCI
                                       ----------------------
                                        Salvatore A. Bucci
                                        Senior Vice President and
                                         Chief Financial Officer