Form 10-Q
period 1997-09-30
DEGEORGE FINANCIAL CORP
filed 1997-11-14
CIK 890523

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------

                   OR

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

                              (203) 699-3400
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/   No / /


    Shares of Common Stock outstanding as of November 14, 1997:  10,810,193

                        DEGEORGE FINANCIAL CORPORATION

                              INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                        PAGE NO.

 ITEM 1. FINANCIAL STATEMENTS:
         Consolidated Balance Sheets as of September 30,                  3
         1997 and December 31, 1996

         Consolidated Statements of Operations for the three              4
         and nine months ended September 30, 1997 and 1996

         Consolidated Statements of Cash Flows for the nine               5
         months ended September 30, 1997 and 1996

         Notes to Consolidated Financial Statements                       6-12


 ITEM 2. Management's Discussion and Analysis of Financial                13-20
         Condition and Results of Operations


PART II. OTHER INFORMATION

 ITEM 5. OTHER INFORMATION                                                21

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 21

                        DEGEORGE FINANCIAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                              ($ IN THOUSANDS)

                                                 (Unaudited)
                                                September 30,   December 31,
                                                    1997            1996
                                                -------------   ------------
ASSETS
Cash and cash equivalents                          $  4,390      $   3,737
Notes receivable, net                                96,293         26,726
Receivable from related parties                       1,078          1,047
Inventory                                             4,575          7,833
Prepaid expenses and other assets                     8,057          4,158
Deposits                                             10,860         19,249
Mortgage servicing rights                               424          5,982
Senior Bond collateral fund                           2,910          3,008
Real estate owned                                     8,258          6,576
Property, plant and equipment, net                   10,626         12,191
Property held for sale, net                             184            417
Assets of discontinued operations                     1,324          2,549
Deferred income taxes                                   336            336
Intangible assets, net                                1,667          2,006
                                                -------------   ------------
    Total assets                                   $150,982        $95,815
                                                -------------   ------------
                                                -------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                   $  8,858        $ 7,053
Accrued construction costs and unearned
  income on sold notes receivable                     5,961         28,857
Accrued expenses                                      7,029          4,399
Customer deposits                                       985            821
Collateralized notes receivable                      83,311              -
12% Senior notes                                     43,839         43,738
Notes payable                                         3,962          3,527
Capital lease obligations                                 -            925
                                                -------------   ------------
    Total liabilities                               153,945         89,320
                                                -------------   ------------
Commitments and contingencies (Note 8)

Stockholders' equity (deficit):
Common Stock; par value $.10, 25,000,000 shares
 authorized, 10,810,193 shares outstanding            1,081          1,081
Paid in capital                                      47,384         47,384
Accumulated deficit                                 (51,428)       (41,970)
                                                -------------   ------------
    Total stockholders' equity (deficit)             (2,963)         6,495
                                                -------------   ------------
Total liabilities and stockholders'
  equity (deficit)                                 $150,982        $95,815
                                                -------------   ------------
                                                -------------   ------------

         See accompanying notes to consolidated financial statements

                         DEGEORGE FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    ($ IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (Unaudited)

                                                   Three months ended       Nine months ended
                                                     September 30,            September 30,
                                               -----------------------   -----------------------
                                                   1997        1996         1997         1996
                                               -----------  ----------   ----------   ----------
Services income:
  Contract fee income                          $    5,588   $        -   $   13,642   $        -
  Net financial services income                     2,959        1,594        6,752        3,926
                                               -----------  ----------   ----------   ----------
    Total services income                           8,547        1,594       20,394        3,926
                                               -----------  ----------   ----------   ----------
Housing income:
  Net standard housing revenue                          -       25,894       16,625       57,682
  Construction revenue                              2,433        3,269        7,868        6,298
  Cost of sales                                    (2,114)     (17,473)     (18,808)     (39,588)
                                               -----------  ----------   ----------   ----------
    Housing income, net                               319       11,690        5,685       24,392
                                               -----------  ----------   ----------   ----------
    Total income                                    8,866       13,284       26,079       28,318

  Operating expenses:
    Selling                                         4,358        3,715       11,633        9,855
    General & administrative                        4,949        4,867       13,384       12,525
    Provision for credit losses                     1,436          907        1,910        1,978
    Other interest expense                          1,577        1,605        4,743        4,767
    Other (income) expense                            322           52        1,315         (501)
    Distribution center closing costs                 733            -        2,552            -
                                               -----------  ----------   ----------   ----------
  Income (loss) from continuing operations
   before income taxes                             (4,509)       2,138       (9,458)        (306)
                                               -----------  ----------   ----------   ----------
  Income tax benefit (provision)                        -            -            -            -

  Income (loss) from continuing operations         (4,509)       2,138       (9,458)        (306)

  Discontinued operations-Patwil Homes, Inc.
  Income (loss) from operations                         -         (109)           -          513
                                               -----------  ----------   ----------   ----------
  Net income (loss)                            $   (4,509)  $    2,029   $   (9,458)  $      207
                                               -----------  ----------   ----------   ----------
                                               -----------  ----------   ----------   ----------
  Earnings per common share:
    Income (loss) from continuing operations        (0.42)        0.20        (0.87)       (0.03)
    Income (loss) from discontinued operations          -        (0.01)           -         0.05
                                               -----------  ----------   ----------   ----------
    Net income (loss)                          $    (0.42)  $     0.19   $    (0.87)  $     0.02
                                               -----------  ----------   ----------   ----------
                                               -----------  ----------   ----------   ----------
  Weighted average number of common shares
  outstanding                                  10,810,193   10,810,193   10,810,193   10,810,193
                                               -----------  ----------   ----------   ----------
                                               -----------  ----------   ----------   ----------

         See accompanying notes to consolidated financial statements

                          DEGEORGE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1997 AND 1996
                                ($ IN THOUSANDS)
                                  (Unaudited)

                                                                        1997            1996
                                                                     ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                    $ (9,458)       $     207
Adjustments to reconcile net income (loss) to
   net cash provided (used) by operating activities:
  Depreciation and amortization                                         6,786            8,302
  Provision for credit losses                                           1,910            1,978
  Provision for sales promotions and incentives                         1,688            2,491
  Loss (gain) on sale of property, plant and equipment                    299             (682)
  Loss (gain) from discontinued operations                                  -             (513)
   Decrease (increase) in other operating assets (Note 6)             (59,261)        (145,420)
   Increase (decrease) in other operating liabilities (Note 6)        (18,297)          23,553
                                                                     ---------       ---------
  Total adjustments                                                   (66,875)        (110,291)
                                                                     ---------       ---------
  Net cash provided (used) by operating activities of:
  Continuing operations                                               (76,333)        (110,084)
  Discontinued operations                                               1,225              775
                                                                     ---------       ---------
  Net cash provided (used) by operating activities                    (75,108)        (109,309)
                                                                     ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of property, plant and equipment                  2,799            6,794
  Purchase of property, plant and equipment                            (2,088)          (5,252)
                                                                     ---------       ---------
    Net cash provided (used) by investing activities                      711            1,542
                                                                     ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from financing of construction loans receivable,
   net of discounting                                                  79,667                -
  Proceeds (repurchases) from sales of construction loans
   receivable,
  net of discounting                                                   (4,127)         109,231
  Principal payments on notes payable - other                            (238)               -
  Borrowings on notes payable - other                                     673              103
  Payments to senior bond collateral fund                                   -           (3,053)
  Principal payments on capital leases                                   (925)            (310)
                                                                     ---------       ---------
   Net cash provided (used) by financing activities                    75,050          105,971
                                                                     ---------       ---------
Net change in cash and cash equivalents                                   653           (1,796)

Cash and cash equivalents - beginning of the period                     3,737            2,838
                                                                     ---------       ---------
Cash and cash equivalents - end of the period                        $  4,390        $   1,042
                                                                     ---------       ---------
                                                                     ---------       ---------
Supplemental disclosures of cash flow information:
  Interest paid                                                      $  9,469        $   2,913
  Income taxes paid (refunded), net                                  $    191        $     (23)


           See accompanying notes to consolidated financial statements

                        DEGEORGE FINANCIAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION:

    The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997, the results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996 of the Company. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1996 Annual Report on Form 10-K.

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

    On April 14, 1995 the Company entered into a Construction Loan Purchase and Servicing Agreement ("the Construction Loan Agreement") with a mortgage financing company under which the Company may transfer, at its discretion and subject to certain criteria, all of its construction loans. The Construction Loan Agreement was amended in March 1997 (the "March 1997 Amendment"), June 1997 (the "June 1997 Amendment") and August 1997 (the "August 1997 Amendment").
 The March 1997 Amendment revised the provisions of the minimum tangible net worth covenant. The June 1997 Amendment revised certain other provisions, including a reduction in the holdback deposit requirement from 12% to 8% and a change in the benchmark for computing the cost of funds, from prime plus 11/2% to three month LIBOR plus 3% (10% and 8.77%, respectively, at September 30, 1997), effectively reducing the Company's cost of funds 123 basis points as of September 30, 1997. The June 1997 Amendment also extended the term of the Construction Loan Agreement to June 1, 1999. The August 1997 Amendment provided for the transfer of construction lending for turnkey activities and an earlier transfer of core business construction loans pursuant to customer land acquisition advances.

    Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 125"). Under FAS 125, the Company is accounting for the transfer of its notes receivable under the Construction Loan Agreement as a pledge of collateral in a borrowing arrangement for all transactions occurring after December 31, 1996. Although there is no difference in substance or form from sales of notes receivable that occurred prior to January 1, 1997 to those that transferred after December 31, 1996, the transactions that occurred prior to 1997 retain their sale characteristics since FAS 125 proscribes retroactive application to transactions occurring before January 1, 1997. Thus, transactions occurring prior to 1997 are not included in construction loans underwritten or collateralized notes receivable while all transactions that occurred after December 31, 1996 are reflected as such in the balance sheet as of September 30, 1997.

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

    Results of operations for the second and third quarters of 1997 reflect the impact of changes in the Company's business operations. In order to provide a useful comparison of results of operations for the quarters and nine month periods ended September 30, 1997 and 1996, total income has been recast to reflect the contribution to margin for the services sector of operations, which is the predominant business of the Company, and the housing sector, which reflects the results of operations for turnkey construction activities, including DeGeorge/Florida and DeGeorge/New England. For comparative purposes, the prior period results for turnkey activities have been segregated from net housing revenue, as previously termed, and reclassified to construction revenue. Accordingly, net standard housing revenue reflects the results of DeGeorge shipments from distribution centers. Cost of sales has been repositioned to illustrate the contribution to margin from housing activity,
which is consistent with the presentation of services income.   During the
third quarters and nine month periods of 1997 and 1996, cost of sales includes the combined activities of distribution center shipments as well as turnkey construction costs.

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

    Certain reclassifications have been made to the financial statements for the three and nine months ended September 30, 1996 to conform to the resentation for the three and nine months ended September 30, 1997.

NOTE 2--NOTES RECEIVABLE:

    Notes receivable at September 30, 1997 and December 31, 1996 are as follows (in thousands):

                                                 September 30,   December 31,
                                                     1997           1996
                                                 -------------   ------------
Construction loans underwritten                    $150,870        $43,452
Less:  unfunded loan obligations                    (46,920)        (6,315)
       unearned income                               (5,416)        (8,757)
                                                 -------------   ------------
                                                     98,534         28,380
Less:
Allowance for sales promotions and incentives          (801)          (878)
Allowance for credit losses                            (709)          (675)
Deferred loan processing fees, net                     (731)          (101)
                                                 -------------   ------------
  Notes receivable, net                            $ 96,293        $26,726
                                                 -------------   ------------
                                                 -------------   ------------

    At September 30, 1997, $83.3 million of construction loans underwritten have been pledged as collateral under the Construction Loan Agreement. Loans transferred prior to January 1, 1997, the balance of which was $83.9 million at September 30, 1997, continue to retain their sale characteristics and are not included in notes receivable.

NOTE 3--TRANSFER AND SERVICING OF NOTES RECEIVABLE:

    Amounts owed to the Company under the holdback provisions of the Construction Loan Agreement are included in deposits, which are stated net of estimated credit losses on construction loans sold at September 30, 1997 and December 31, 1996, as follows (in thousands):

                                                 September 30,   December 31,
                                                     1997           1996
                                                 -------------   ------------
Holdback                                           $12,565         $22,370
Allowance for estimated credit losses               (1,853)         (3,542)
                                                 -------------   ------------
    Net holdback (included in deposits)            $10,712         $18,828
                                                 -------------   ------------
                                                 -------------   ------------

     Mortgage servicing rights on receivables transferred prior to January 1, 1997 (sales) at September 30, 1997 is as follows (in thousands):

                                                                September 30,
                                                                    1997
                                                                -------------
Balance, beginning of year                                         $5,982
Originated on transfers                                                -
Less :  Amortization                                               (5,558)
                                                                -------------
      Mortgage servicing rights                                    $  424
                                                                -------------
                                                                -------------

     Prepaid interest on receivables transferred after December 31, 1996 (financings) at September 30, 1997 is as follows (in thousands):

                                                                September 30,
                                                                    1997
                                                                -------------
Balance, beginning of year                                         $     -
Originated on transfers                                              6,702
Less:  Amortized interest expense                                   (2,077)
                                                                -------------
   Prepaid interest (included in prepaid expenses and
   other assets)                                                   $ 4,625
                                                                -------------
                                                                -------------

NOTE 4--INVENTORY:

  Inventory at September 30, 1997 and December 31, 1996 is as follows (in thousands):

                                                 September 30,   December 31,
                                                     1997           1996
                                                 -------------   ------------
Raw materials                                       $    -         $4,241
Construction in progress and model homes             4,575          3,592
                                                 -------------   ------------
   Inventory                                        $4,575         $7,833
                                                 -------------   ------------
                                                 -------------   ------------

NOTE 5--INCOME TAXES:

     Significant components of deferred income taxes at September 30, 1997 and December 31, 1996 are as follows (in thousands):

                                                 September 30,   December 31,
                                                     1997           1996
                                                 -------------   ------------
Credit allowances                                  $  2,078          2,544
Goodwill                                              1,715          1,832
Net operating loss carryforward                      10,656          7,012
Other, net                                            3,356          2,649
                                                 -------------   ------------
   Total gross deferred tax assets                   17,805         14,037
Less:  valuation allowance                          (17,469)       (13,701)
                                                 -------------   ------------
   Deferred income taxes                           $    336       $    336
                                                 -------------   ------------
                                                 -------------   ------------

     At September 30, 1997 and December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of $26.7 million and $17.5 million, respectively, which will fully expire by the year 2012.

     Income tax benefit (provision) for the three and nine months ended September 30, 1997 and 1996 are as follows (in thousands):

                                       Three Months Ended      Nine Months Ended
                                          September 30           September 30
                                       ------------------     ------------------
                                        1997        1996       1997        1996
                                       -------      ------    -------      -----
Statutory U.S. tax rate                $1,519       $(724)    $3,210       $ 88
State taxes, net of federal income
  tax benefit                             268        (127)       566         16
Effect of temporary differences            (4)         -          (8)         -
Valuation allowance                    (1,783)        851     (3,768)      (104)
                                       -------      ------    -------      -----
   Income tax benefit (provision)        $ -0-      $ -0-       $ -0-      $ -0-
                                       -------      ------    -------      -----
                                       -------      ------    -------      -----

  For the nine months ended September 30, 1997, the Company did not record a tax provision or benefit. The nine month net loss of $9.5 million resulted in an increase in net operating loss carryforwards and a corresponding increase in the valuation allowance of $3.8 million.

NOTE 6--CONSOLIDATED STATEMENTS OF CASH FLOWS:

     Changes in other operating assets and liabilities in the Consolidated Statements of Cash Flows are as follows (in thousands):

                                                            Nine Months Ended
                                                               September 30
                                                        ------------------------
                                                           1997          1996
                                                        ---------    -----------
Decrease (increase) in:
  Notes receivable                                      $(71,477)    $(119,630)
  Receivable from related parties                            (31)         (546)
  Inventory                                                3,258        (4,736)
  Prepaid expenses and other assets                        2,798        (8,905)
  Deposits                                                 7,775        (6,058)
  Mortgage servicing rights                                   -         (2,467)
  Senior Bond collateral fund                                 98             -
  Real estate owned                                       (1,682)       (3,078)
                                                        ---------    -----------
  Total decrease (increase) in other operating assets   $(59,261)    $(145,420)
                                                        ---------    -----------
                                                        ---------    -----------
Increase (decrease) in:
  Accounts payable and accrued expenses                 $  4,435       $(2,170)
  Accrued construction costs and unearned
     income on sold notes receivable                     (22,896)       24,997
  Customer deposits                                          164           726
                                                        ---------    -----------
  Total increase (decrease) in other operating
   liabilities                                          $(18,297)      $23,553
                                                        ---------    -----------
                                                        ---------    -----------
NOTE 7-- SUMMARIZED FINANCIAL INFORMATION:

     Summarized financial information of DeGeorge as of September 30, 1997 and December 31, 1996 and for the three and nine months ended September 30, 1997 and 1996 is as follows (in thousands):

                                                 September 30,   December 31,
                                                     1997           1996
                                                 -------------   ------------
Total assets                                        $157,258       $100,743
Total liabilities                                    152,819         88,083

     Total assets include intercompany receivables of $24.0 million and $25.2 million, respectively, at September 30, 1997 and December 31, 1996.

                                    Three Months Ended      Nine Months Ended
                                       September 30           September 30
                                    ------------------     ------------------
                                      1997      1996        1997        1996
                                    --------   -------     -------    -------
Total income                        $ 8,624    $13,060     $25,208    $27,815
Net income (loss)                    (4,272)     2,450     (8,897)        559

NOTE 8--COMMITMENTS AND CONTINGENCIES:

     There has been no significant change in the status of lawsuits or commitments described in Note 13 to the Consolidated Financial Statements contained in the Company's 1996 Annual Report on Form 10-K, except as follows:

     Effective May 1, 1997, the operating lease for the Denver distribution facility was terminated. This lease had originally extended to February 28, 2000. As a result of the cancellation of this lease, future minimum lease obligations have been reduced by $408,000.

NOTE 9-- DISCONTINUED OPERATIONS:

     Summarized below are the assets of discontinued operations (in thousands):

                                                 September 30,   December 31,
                                                     1997           1996
                                                 -------------   ------------
Cash                                               $   161         $  695
Notes receivable                                        77            182
Inventory                                              142            357
Prepaid expenses and other assets                       75            124
Costs of uncompleted contracts in excess
  of related billings                                  412            349
Assets held for sale, net                              457            842
                                                 -------------   ------------
   Assets of discontinued operations                $1,324         $2,549
                                                 -------------   ------------
                                                 -------------   ------------

     Condensed income (loss) from discontinued operations for the three and nine months ended September 30, 1997 and 1996 is as follows (in thousands):

                                          Three Months Ended  Nine Months Ended
                                             September 30       September 30
                                          ------------------  -----------------
                                            1997     1996       1997     1996
                                           -------  -------    -------  -------
Net revenues                               $ 117    $ 399      $ 288    $ 5,704
Cost of sales                               (109)    (432)      (272)    (5,077)
Selling, general and administrative
 expenses                                    (70)     (76)      (190)      (114)
                                           -------  -------    -------  -------
  Discontinued operations - income (loss)  $ (62)   $ (109)    $ (174)  $   513
                                           -------  -------    -------  -------
                                           -------  -------    -------  -------

     Loss from discontinued operations for the three and nine months ended September 30, 1997 is reflected in other (income) expense.

NOTE 10--SIGNIFICANT TRANSACTIONS:

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

NOTE 11--SUBSEQUENT EVENTS:

    On October 9, 1997, the Company repurchased the same one-half interest in a jet aircraft for $1.45 million, which it had earlier sold.

    On November 13, 1997 the Company issued a press release announcing that it had reached a settlement with the Securities and Exchange Commission (the "SEC") of the investigation that has been ongoing for more than two years. Under the settlement, the Company consented to a cease and desist order in an SEC administrative proceeding without admitting or denying the SEC's findings. In addition, the Company has agreed to hire a consultant acceptable to the staff of the SEC to advise it with respect to improving procedures relating to the approval, recording and disclosure of related party transactions. The Company has also agreed to adopt the recommendations of the consultant unless such recommendations are impractical or unduly burdensome. The Company is not paying any fine or civil penalty under the settlement.

    In a separate prodeeding, Peter R. DeGeorge, Chairman of the Board and Chief Executive Officer of the Company, settled with the SEC without admitting or denying the SEC's allegations. He agreed to the entry of an injunction against him prohibiting future violations of the federal securities laws and further agreed to the payment of a civil penalty of $50,000 and a payment in the nature of restitution to the Company of $248,000 (which includes $44,000 of prejudgment interest).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         OVERVIEW

         The following discussion makes various comparisons relevant to the results of operations of the Company for the three and nine months ended September 30, 1997 and 1996 with regard to continuing and discontinued operations. Discontinued operations relate to the phase out of operations for Patwil Homes, which was essentially completed during 1996. Loss from discontinued operations during 1997 is included in other (income) expense. Except where noted, all references herein are to continuing operations.

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

         As a result of the Company's change in business operations, DeGeorge has adopted the method of recording its service fees (contract fee income) ratably over the service period based on the ratio of services performed at the time of sale and thereafter to total services performed over the service period. Contract fee income commences upon the closing of the construction loan, which is the confirmed point of sale for DeGeorge. Since the Company no longer takes title to materials in the customary distribution process, cost of sales (which had included the cost of materials, warehousing, material handling and shipping) has been eliminated for DeGeorge core business activities. Certain other costs (e.g. construction support services), formerly included in cost of sales, have been reclassified to general and administrative expenses. Revenue and cost of sales for DeGeorge shipments from distribution centers during 1997 are reported in a manner consistent with prior periods.

         CHANGES IN PRESENTATION OF OPERATING RESULTS

         The presentation of results of operations for 1997 reflects the impact of changes in the Company's business operations. In order to provide a useful comparison of results of operations for the quarterly and nine month periods ended September 30, 1997 and 1996, total income has been recast to reflect the contribution to margin for the services sector of operations, which is the predominant business of the Company, and the housing sector, which reflects the results of operations for turnkey construction activities, including DeGeorge/Florida and DeGeorge/New England. For comparative purposes, the prior period results for turnkey activities have been segregated from net housing revenue, as previously termed, and reclassified to construction revenue. Accordingly, net standard housing revenue reflects the results of DeGeorge shipments from distribution centers. Cost of sales has been repositioned to illustrate the contribution to margin from housing activity, which is consistent with the presentation of services income. For the nine months ended September 30, 1997 and 1996, cost of sales includes the combined activities of distribution center shipments as well as turnkey construction costs.

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

         INCOME

         Total income for the third quarter ended September 30, 1997 decreased to $8.9 million from $13.3 million for the same period in 1996, a decrease of $4.4 million. Total income from DeGeorge core business activities was down $5.4 million during comparative third quarters, to $5.6 million from $11.0 million, directly the result of the decrease in the volume of orders recorded in the first and second quarters of 1997 (see "Pending Action Against Former Employees" below). During the third quarter of 1997, net financial services income increased $1.4 million over the quarter ended September 30, 1996, principally due to an increase of $800,000 in net loan servicing and interest income on construction loans transferred, plus an increase of $400,000 relating to fees earned on mortgage originations placed by Plymouth Capital.

         For the comparative nine month periods ended September 30, 1997, total income decreased by $2.2 million, to $26.1 million from $28.3 million. The impact of the third quarter drop in recorded revenue from DeGeorge core business activities resulted in a year-to-date net decrease of $5.0 million. Net financial services income reflects an increase of $2.8 million, of which $1.9 million relates to an increase in net loan servicing and interest income on construction loans transferred. Fees earned on mortgage originations contributed an additional $700,000 to the increase in total income.

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

         SELLING EXPENSES

         Selling expenses increased by $600,000 during the third quarter, to $4.3 million in 1997 from $3.7 million in 1996. The third quarter increase includes $600,000 of direct response advertising costs, of which $500,000 pertains to airings of the Company's infomercial, an increase of $700,000 in direct marketing and sales management expansion costs and an increase of $400,000 in costs pertaining to permanent mortgage origination activities of Plymouth Capital. Third quarter increased selling costs were offset by a $1.1 million reduction in commissions to sales representatives attributable to restructured commission plans and reduced loan closings.

         For the nine months ended September 30, 1997, selling expenses increased $1.8 million, to $11.6 million in 1997 from $9.8 million in 1996. This increase is primarily attributable to an increase of $2.4 million in direct response advertising costs, of which $2.2 million pertained to costs incurred for initial and subsequent airings of its infomercial, which amount includes the write-off of $700,000 of production costs that were included in prepaid expenses and other assets at December 31, 1996. The increase in selling expenses for the nine month period also includes $1.4 million of wages relating to direct marketing and sales management expansion costs, $700,000 in costs pertaining to permanent mortgage origination activities and $200,000 of commissions paid in connection with turnkey sales. The year-to-date increases were offset by $2.3 million of reduced commission expenses and $600,000 of reduced recruitment costs and savings achieved through the elimination of reimbursed expenses to sales representatives.

         At September 30, 1997 and 1996, respectively, DeGeorge had 190 and 130 full-time sales representatives.

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses were $4.9 million and $4.8 million, respectively, for the three months ended September 30, 1997 and 1996, and $13.4 million and $12.5 million, respectively, for the comparative nine month periods. The $900,000 increase for comparative nine month periods is attributable to an increase of $300,000 in facilities charges from expanded operations at the Company's headquarters to replace services previously provided at the closed distribution centers; an increase of $700,000 in personnel costs relating to increased staffing for improvements in processing and information technology and relocation costs incurred in recruiting key managers and an increase of $200,000 in legal fees incurred in connection with the pending action against former employees of the Company. This increase was partially offset by a decrease of $300,000 for non-recurring costs recorded in 1996 relating to the closure of the Company's former corporate facility in Minnesota.

         INTEREST EXPENSE

         Interest expense for the third quarters and nine month periods of 1997 and 1996 was unchanged at $1.6 million and $4.7 million, respectively. For the three and nine months ended September 30, 1997, interest expense includes $1.3 million and $4.0 million, respectively, of interest charges related to the 12% Senior Notes due 2001.

         OTHER (INCOME) EXPENSE

         Other expense for the quarter ended September 30, 1997 was $300,000 as compared to $100,000 for the similar period in 1996. For the nine months ended September 30, 1997, other expense was $1.3 million as compared to other income of $500,000 in 1996. During the nine month period in 1996, the Company recorded non-recurring gains on sales of fixed assets of $700,000. In addition, during the third quarter of 1997, the Company recorded a loss of $200,000 on the sale of its one-half interest in a jet aircraft, primarily from the write-off of transaction fees and improvements. Other components of the nine month increase in other expense include $600,000 of non-recurring customer accommodations in connection with the conversion to local purchase and a $200,000 loss from discontinued operations, which was reported separately in 1996.

         DISTRIBUTION CENTER CLOSING COSTS

         During the second quarter of 1997, DeGeorge closed its distribution centers in Owatonna, Minnesota, Denver, Colorado and Ft. Wayne, Indiana. The closing of these facilities resulted in additional non-recurring costs of $700,000 during the third quarter. The third quarter charge includes $200,000 of accrued residual lease costs and a $200,000 write-off of leasehold improvement costs in connection with the closure of the Ft. Wayne facility, which remains idle.

         Total distribution center closing costs are reflected in the charge of $2.6 million for the nine month period ending September 30, 1997.
         This net non-recurring charge includes the write-off of $500,000 of inventory capitalization; the write-off of $700,000 of residual lease costs and leasehold improvements; shut-down costs of $600,000, including the payment of $400,000 in severance, wages and benefits; and losses of $700,000 and $300,000, respectively, on the disposal of inventory and equipment. An offsetting $200,000 gain was recorded on the sale of the Company's distribution center in Owatonna, Minnesota.

         INCOME TAXES

         On January 1, 1993, the Company adopted FAS 109 which provides for the recognition of deferred tax assets and liabilities based on expected future tax consequences of events that have been recognized in the Company's financial statements. As of December 31, 1996, the Company had accumulated a gross deferred tax asset of $14.0 million, against which the Company had recorded a valuation allowance of $13.7 million, resulting in the recognition of deferred income taxes of $300,000. During the quarter and nine months ended September 30, 1997, the Company did not record a tax provision or tax benefit. The nine month net loss of $9.5 million resulted in an increase in net operating loss carryforwards and a corresponding increase in the valuation reserve of $3.8 million.

         During 1997, the Company requested and the Internal Revenue Service approved a change in the Company's tax year end to December 31. At September 30, 1997 and December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of $26.7 million and $17.5 million, respectively, which will fully expire by the year 2012.

         NET INCOME (LOSS)

         Net loss for the quarter ended September 30, 1997 was $4.5 million, or $0.42 per share, as compared to net income of $2.0 million, or $0.19 per share, for the third quarter of 1996. The results of operations for the third quarter of 1996 includes loss from discontinued operations of $100,000, or $0.01 per share.

         For the nine months ended September 30, 1997, net loss was $9.5 million, or $0.87 per share, as compared to net income of $200,000, or $0.02 per share, for the similar period in 1996. The prior year results include income from discontinued operations of $500,000, or $0.05 per share. The results of operations for the nine months ended September 30, 1997, reflect $3.2 million of non-recurring charges relating to distribution center closing costs and customer accommodations associated with the Company's change to local purchase of building materials in the customers' area. Year-to-date loss from discontinued operations of $200,000 is also included in other expense in 1997.

         QUARTERLY RESULTS

         For the three months ended September 30, 1997, the Company reported total income of $8.9 million as compared to $13.3 million in the similar period in 1996, a decrease of $4.4 million. During the third quarter, selling, general and administrative expenses increased by $700,000, primarily due to the continued realignment and expansion of direct marketing and sales management activities.

         Loan applications received during the third quarter of 1997 increased by 51.0% over the similar period in 1996 (785 in 1997 versus 520 in 1996). Loan closings recorded during the quarter, which reflects the confirmed point of sale and the earliest stage of fee income recognition for DeGeorge sales, were 197 in 1997 compared to 424 in the similar period in 1996. The decrease in loan closings is directly attributable to reduced order activity in the first and second quarters of 1997 that occurred as a result of the departure of a large number of the Company's most productive sales representatives during the period from July 1996 to March 1997. Many of these sales representatives were recruited to join a competing company set up by former employees of DeGeorge (see "Pending Action Against Former Employees" below). As a reaction to the significant disruption of its field sales activity, the Company was compelled to step up its recruitment of field sales representatives. Accordingly, the Company implemented revisions to the field sales compensation structure and recruitment processes in the latter part of 1996. Since initiating these changes, DeGeorge has steadily rebuilt its field sales force.

         At September 30, 1997, the number of field sales representatives increased to 190, of which only 51, or 26.8%, were included in the total of 130 at September 30, 1996. The balance of the present field sales force is comprised of individuals with less than one year of experience with DeGeorge. Through seasoning and training of new sales representatives, the flow of loan applications has shown sustained growth throughout the third quarter, resulting in an elevation of the inventory of active loan applications to 664 at September 30, 1997 as compared to 512 at September 30, 1996, an increase of 29.7%. The Company believes that the productivity of the new sales force will continue to increase as they gain experience and more fully develop their prospect lists.

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

         LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1997, cash and cash equivalents were $4.4 million as compared to $3.7 million at December 31, 1996.

         Since April 1995, the Company has been transferring its construction loans to a mortgage financing company pursuant to the Construction Loan Purchase and Servicing Agreement (the "Construction Loan Agreement"), under which the Company may, at its discretion and subject to certain criteria, transfer all of its construction loans. On June 1, 1997, certain provisions of the Construction Loan Agreement were amended (the "June 1997 Amendment"), including a reduction in the holdback deposit requirement from 12% to 8% and a change in the benchmark for computing the cost of funds, from prime plus 11/2% to three month LIBOR plus 3% (10% and 8.77%, respectively, at September 30, 1997), effectively reducing the cost of funds 123 basis points as of September 30, 1997. The June 1997 Amendment also extended the term of the Construction Loan Agreement to June 1, 1999. As of August 1, 1997, the Construction Loan Agreement was further amended to provide for transfer of construction lending for turnkey activities and an earlier transfer of core business construction loans pursuant to customer land acquisition advances.

         Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 125"). Under FAS 125, the Company began accounting for the transfer of its notes receivable under the Construction Loan Agreement as a pledge of collateral in a borrowing arrangement for all transactions occurring after December 31, 1996. Prior to January 1, 1997, the Company had treated the transfer of its receivables as sales. Although there is no difference in substance or form for sales of notes receivable that occurred prior to January 1, 1997 to those that transferred after December 31, 1996, the transactions that occurred prior to 1997 retain their sale characteristics since FAS 125 proscribes retroactive application to transactions occurring before January 1, 1997. Thus, transactions occurring prior to 1997 are not included in construction loans underwritten or collateralized notes receivable while all transactions that occurred after December 1996 are reflected as such in the balance sheet as of September 30, 1997.

         Under the Construction Loan Agreement, loans are transferred at face value, net of cost of funds discounting. The Construction Loan Agreement also provides for a deposit account, owned by the Company, for retention of a portion of the proceeds from the transfer of construction loans as security for credit losses. The balance of deposits at September 30, 1997 and December 31, 1996 was $12.6 million and $22.4 million, respectively. The significant decrease in the balance of deposits is attributable to the one-third reduction in reserve requirements as provided for in the June 1997 Amendment, which resulted in the return of $7.5 million of deposits to the Company in June 1997. Deposits are reflected in the financial statements net of provision for estimated credit losses ($1.9 million and $3.6 million at September 30, 1997 and December 31, 1996, respectively) on construction loans transferred.

         During the third quarter of 1997, the Company transferred $34.5 million, net face value ($37.0 million gross transfers less $2.5 million of repurchased accounts), of construction loans pursuant to the Construction Loan Agreement. Net proceeds to the Company for the third quarter were $32.8 million, after discounting of $2.6 million and net return of deposits of $900,000. For the nine months ended September 30, 1997, the Company transferred $82.2 million, net face value ($86.3 million gross transfers less $4.1 of repurchased accounts), of construction loans pursuant to the Construction
         Loan Agreement. Net proceeds to the Company for the nine month period were $76.3 million, after discounting of $6.7 million and net return of deposits of $800,000.

         As of September 30, 1997, the Company was servicing $167.2 million, face value, of previously transferred construction loans. Of this amount, $83.9 million were transferred prior to January 1, 1997 as sales of notes receivable. The balance of $83.3 million represents financing transactions occurring after December 31, 1996.

         BUY-OUT PROPOSAL

         On September 12, 1997, the Company received a proposal from the Company's chairman to take the Company private in a negotiated business combination. Under the buy-out proposal (the "Proposal"), a new company will be formed by the Company's chairman and possibly certain other persons to acquire all outstanding common stock of the Company ("Common Stock"), other than shares owned by members of the buy-out group, at a cash price of $1.30 per share. In connection with the Proposal, the Company's Board of Directors appointed a special committee of the Board, consisting of the Board's two independent directors, P. Peter Pascali and John H. Warren, to review, consider and respond to the Proposal. The special committee has retained Rogers & Wells as counsel to the special committee and the Company and Houlihan Lokey Howard & Zukin Capital to render an opinion to the special committee as to the fairness of the Proposal, from a financial point of view, to the stockholders of the Company, and to advise and assist the special committee with respect to the Proposal.

         NASDAQ LISTING

         By letter dated September 11, 1997, The Nasdaq Stock Market, Inc. ("Nasdaq") notified the Company that, based upon the Company's Form 10-Q report for the quarter ended June 30, 1997, Nasdaq intended to review the Company's eligibility for continued listing in light of Nasdaq's minimum net tangible assets requirement. Nasdaq issued a notice of delisting to the Company, but has stayed the delisting pending the Company's appeal. A hearing with respect to the Company's appeal has been scheduled for November 21, 1997. The Company believes that it will not be able to meet Nasdaq's minimum net tangible assets requirement within a time frame acceptable to Nasdaq. Therefore, it is probable that the Common Stock will be delisted. As a consequence of any such delisting, holders of Common Stock would likely find it more difficult to dispose of, or obtain accurate quotations as to the price of, the Common Stock.

         SEC ENFORCEMENT MATTER AND SETTLEMENTS

         On November 13, 1997 the Company issued a press release announcing that it had reached a settlement with the Securities and Exchange Commission (the "SEC") of the investigation that has been ongoing for more than two years. Under the settlement, the Company consented to a cease and desist order in an SEC administrative proceeding without admitting or denying the SEC's findings. In addition, the Company has agreed to hire a consultant acceptable to the staff of the SEC to advise it with respect to improving procedures relating to the approval, recording and disclosure of related party transactions. The Company has also agreed to adopt the recommendations of the consultant unless such recommendations are impractical or unduly burdensome. The Company is not paying any fine or civil penalty under the settlement.

         In a separate proceeding, Peter R. DeGeorge, Chairman of the Board and Chief Executive Officer of the Company, settled with the SEC without admitting or denying the SEC's allegations. He agreed to the entry of an injunction against him prohibiting future violations of the federal securities laws and further agreed to the payment of a civil penalty of $50,000 and a payment in the nature of restitution to the Company of $248,000 (which includes $44,000 of prejudgment interest).

PART II. OTHER INFORMATION

 ITEM 5. OTHER INFORMATION:

         None


 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits:
         10.40 Third Amendment to Construction Loan Purchase and Servicing Agreement dated as of August 1, 1997.

         (b)     Reports on Form 8-K:
                 On July 25, 1997, the Company filed a Form 8-K disclosing the resignation of Price Waterhouse LLP ("Price") as auditor for the Company, effective July 18, 1997. In connection with Price's audit for the two most recent fiscal years, and the subsequent interim periods preceding the resignation of Price, there were no reportable disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreement, if not resolved to the satisfaction of Price, would have caused Price to make a reference to the subject matter of the disagreement in connection with its report.

                 On September 19, 1997, the Company filed a Form 8-K disclosing the engagement of McGladrey & Pullen LLP as auditor for the Company effective September 12, 1997; the receipt by the Company of a proposal dated September 12, 1997 from the Company's chairman to take the Company private; and the receipt by the Company of a letter dated September 11, 1997 from The Nasdaq Stock Market, Inc. ("Nasdaq") notifying the Company that, based upon the Company's Form 10-Q report for the quarter ended June 30, 1997, Nasdaq intended to review the Company's eligibility for continued listing in light of Nasdaq's minimum net tangible assets requirement.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  DEGEORGE FINANCIAL CORPORATION
                                  (Registrant)


Dated:  November 14, 1997


                                  By: /s/  SALVATORE A. BUCCI
                                      -----------------------
                                      Salvatore A. Bucci
                                      Senior Vice President and
                                       Chief Financial Officer

                                    EXHIBIT INDEX


EXHIBIT NO.      DESCRIPTION OF EXHIBIT                    SEQUENTIAL PAGE

 10.40           Third Amendment to Construction Loan           24
                 Purchase and Servicing Agreement

                                EXHIBIT 10.40

                              THIRD AMENDMENT TO
               CONSTRUCTION LOAN PURCHASE AND SERVICING AGREEMENT

    This Third Amendment to Construction Loan Purchase and Servicing Agreement dated as of August 1, 1997 (this "AMENDMENT"), by and between DeGeorge Financial Corporation, formerly known as Miles Homes, Inc. (the "PARENT"), DeGeorge Home Alliance, Inc., formerly known as Miles Homes Services, Inc. ("DEGEORGE"), Plymouth Capital Company, Inc. ("PLYMOUTH CAPITAL") (the Parent, DeGeorge and Plymouth Capital being referred to collectively as the "SELLERS"), and Residential Funding Corporation ("RFC") amends certain provisions of that Construction Loan Purchase and Servicing Agreement dated as of April 14, 1995, as previously amended by that First Amendment thereto dated as of March 1, 1997, and by that Second Amendment thereto dated as of June 1, 1997 (such Agreement, as so previously amended and as amended, supplemented or otherwise modified from time to time, the "AGREEMENT"), by and between the Sellers and RFC.

    WHEREAS, RFC and the Sellers have agreed to amend portions of the Agreement as set forth herein.

    In consideration of the mutual promises contained herein and in the Agreement and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

    1. DEFINITIONS. For purposes of this Amendment, all section references shall refer to sections of the Agreement and, unless otherwise indicated, all capitalized terms shall have the meanings assigned to those terms in the Agreement.

    2. ADDITION OF NEW SECTION 2.09. The Agreement is hereby amended to add the following new Section 2.09:

         Section 2.09. PURCHASE OF CONSTRUCTION LOANS WITH PAYMENT FOR LAND ACQUISITION ADVANCES. (a) Notwithstanding the other provisions of this
    Article II, the purchase price paid by RFC with respect to a Construction Loan may include an amount attributable to the portion of such Construction Loan advanced to the applicable Borrower for land acquisition costs (such portion being hereinafter referred to as a "LAND ACQUISITION ADVANCE"), subject to the remaining provisions of this Section 2.09.

         (b) If the Sellers wish RFC to fund a Land Acquisition Advance with respect to a Construction Loan, they shall so notify RFC prior to or at the time they submit the applicable Construction Loan File to RFC pursuant to
    Section 2.01. Such notification may be in writing, by electronic means or by other means previously agreed to by RFC and shall specify in dollars the portion of such Construction Loan which will constitute a Land Acquisition Advance. It is understood and agreed by the parties that the amount of any Land Acquisition Advance with respect to a Construction Loan submitted for purchase pursuant to this Section 2.09 will be included in the face amount of the Mortgage Note with respect to such Construction Loan.

         (c) Notwithstanding the provisions of Section 2.02(a), if RFC approves for purchase a Construction Loan which includes a Land Acquisition Advance, and provided that all of the conditions to purchase set forth in Article V have been met, RFC shall pay the purchase price for such Construction Loan in the manner set forth in this Section 2.09. In such event, such purchase price shall be comprised of the Initial Purchase Price and the Subsequent Purchase Price, as such terms are defined in paragraphs (f) and (g) below.

         (d) RFC shall pay the Initial Purchase Price on the applicable Construction Loan Purchase Date. The representation and warranty set forth in Section 3.01(b)(i) shall not be deemed to have been made by the Sellers at such Construction Loan Purchase Date, but the remaining representations and warranties set forth in Section 3.01(b) shall be deemed to have been made by the Sellers at such date.

         (e) Unless the Sellers are required to repurchase a Construction Loan pursuant to paragraph (l) below, RFC shall pay the Subsequent Purchase Price on such date on or after the Construction Loan Purchase Date as is specified by the Sellers in writing, by electronic means or by other means previously agreed to by RFC. The date upon which the Subsequent Purchase Price is so paid is referred to herein as the "SUBSEQUENT PAYMENT DATE." The representations and warranties set forth in Section 3.01(b), including, without limitation, the representation and warranty set forth in Section 3.01(b)(i), shall be deemed to have been made by the Sellers at the Subsequent Payment Date.

         (f) The "INITIAL PURCHASE PRICE" of a Construction Loan subject to this Section 2.09 shall equal the product of (i) the amount of the Land Acquisition Advance with respect to such Construction Loan (adjusted as set forth in Section 2.02(c), net of any Pre-purchase Prepayment, and in no event to exceed $75,000 unless otherwise specifically agreed by RFC), multiplied by (ii) the appropriate discount factor set forth in the Purchase Price Discount Tables included in Exhibit B, based on the Estimated Life of such Construction Loan and an annualized rate of return to RFC on its investment in such

    Construction Loan of 3% above LIBOR in effect as of the applicable Construction Loan Purchase Date.

         (g) The "SUBSEQUENT PURCHASE PRICE" of a Construction Loan subject to this Section 2.09 shall equal the product of (i) the face amount of the Mortgage Note for such Construction Loan (adjusted as set forth in Section 2.02(c) and net of the applicable Land Acquisition Advance and of any Pre-purchase Prepayment), multiplied by (ii) the appropriate discount factor set forth in the Purchase Price Discount Tables included in Exhibit B, based on the Estimated Life of such Construction Loan and an annualized rate of return to RFC on its investment in such Construction Loan of 3% above LIBOR in effect as of the applicable Subsequent Payment Date.

         (h) The Initial Purchase Price and the Subsequent Purchase Price shall each be paid in the manner specified in Section 2.03. For purposes of calculating the Holdback Amount with respect to the Initial Purchase Price, the Initial Adjusted Principal Amount shall be deemed to equal the amount described in paragraph (f)(i) above. For purposes of calculating the Holdback Amount with respect to the Subsequent Purchase Price, the Initial Adjusted Principal Amount shall be deemed to equal the amount described in paragraph (g)(i) above.

         (i) The Initial Purchase Price and the Subsequent Purchase Price of each Construction Loan subject to this Section 2.09 shall be subject to adjustment pursuant to the provisions of Section 2.04. For purposes of
    Section 2.04(c), the Adjusted Purchase Price of a Construction Loan subject to this Section 2.09 shall be calculated separately with respect to the applicable Initial Purchase Price and the applicable Subsequent Purchase Price as set forth in paragraphs (j) and (k) below.

         (j) With respect to the Initial Purchase Price, the Adjusted Purchase Price shall be deemed to equal the product of (i) the amount described in paragraph (f)(i) above, multiplied by (ii) the appropriate discount factor set forth in the Adjusted Purchase Price Discount Tables included in Exhibit B, based on the actual number of days from the applicable Construction Loan Purchase Date to the date upon which such Construction Loan was repaid in full and an annualized rate of return to RFC on its investment in such Construction Loan of 3% above LIBOR as of the applicable Construction Loan Purchase Date.

         (k) With respect to the Subsequent Purchase Price, the Adjusted Purchase Price shall be deemed to equal the product of (i) the amount described in paragraph (g)(i) above, multiplied by (ii) the appropriate discount factor set forth in the Adjusted Purchase Price Discount Tables included in Exhibit B, based on the actual number of days from the applicable Subsequent Payment Date to the date upon which such Construction Loan was repaid in full and an annualized rate of return to RFC on its investment in such Construction Loan of 3% above LIBOR as of the applicable Subsequent Payment Date.

         (l) If the construction with respect to a Construction Loan subject to this Section 2.09 is not commenced within 120 days after the Sellers make the applicable Land Acquisition Advance to the Borrower, the Sellers shall immediately repurchase such Construction Loan from RFC unless otherwise specifically agreed by RFC. The repurchase price in such event shall equal the result of the following calculation:

                 (i)  the sum of the amounts described in paragraphs (f)(i) and
         (g)(i) above with respect to such Construction Loan, less any principal payments received with respect to such Construction Loan by RFC prior to the date of such repurchase,

         PLUS

                 (ii) all out-of-pocket expenses incurred by RFC in connection with any delinquency, default, liquidation, foreclosure or sale with respect to such Construction Loan (including, without limitation, expenses with respect to the related Mortgaged Property and Borrower),

         PLUS (if a positive number) OR MINUS (if a negative number)

         (iii) the sum of

              (A) the difference between (x) the Initial Purchase Price with respect to such Construction Loan and (y) the product of (I) the amount described in paragraph (f)(i) above with respect to such Construction Loan, multiplied by (II) the appropriate discount factor set forth in the Adjusted Purchase Price Discount Table included in Exhibit B, based on the actual number of days from the applicable Construction Loan Purchase Date to the date of such repurchase and an annualized rate of return to RFC on its investment in such Construction Loan of 3% above LIBOR as of the applicable Construction Loan Purchase Date, plus

              (B) the difference between (x) the Subsequent Purchase Price with respect to such Construction Loan and (y) the product of (I) the amount described in paragraph (g)(i) above with respect to such Construction Loan, multiplied by (II) the appropriate discount factor set forth in the Adjusted Purchase Price Discount Table included in Exhibit B, based on the actual number of days from the applicable Subsequent Payment Date to the date of such repurchase and an annualized rate of return to RFC on its investment in such Construction Loan of 3% above LIBOR as of the applicable Subsequent Payment Date.

    RFC shall not be required to withdraw the repurchase price for a Construction Loan subject to this paragraph (l) from the Loan Loss Reserve Fund, but instead shall be entitled to be paid such amount by the Sellers by wire transfer of immediately available funds to an account designated by RFC. Upon such repurchase by the Sellers, RFC shall, at the expense of the Sellers, reassign such Construction Loan (without representation, warranty or recourse) to the Sellers in blank and shall deliver the Construction Loan File for such Construction Loan to the Sellers.

         (m) In the event that a Construction Loan subject to this Section 2.09 shall become subject to Section 2.06(b), 2.06(c), or 3.03(b), the amounts specified in such sections shall be calculated in a manner consistent with that specified in paragraph (l) above.

         (n) Each Construction Loan which is subject to this Section 2.09 shall be and remain subject to all of the other provisions of this Agreement, except to the extent that such other provisions are expressly modified by this Section 2.09.

    3. ADDITION OF NEW SECTION 2.10. The Agreement is hereby amended to add the following new Section 2.10:

         Section 2.10.  CONSTRUCTION LOANS WITH RESPECT TO OWNED TURNKEY HOMES.
    (a) Notwithstanding the other provisions of this Agreement, Construction Loans may include loans made by RFC to wholly-owned subsidiaries of the Sellers ("SUBSIDIARIES") for the purpose of financing the construction by the Subsidiaries of model homes owned by the Subsidiaries which have not been pre-sold ("OWNED TURNKEY HOMES") and, to the extent otherwise permitted by this Agreement, the acquisition of the related land. The applicable Subsidiary shall be the maker of the Mortgage Note evidencing each Construction Loan subject to this Section 2.10 (each an "OWNED TURNKEY HOME CONSTRUCTION LOAN"), and such Subsidiary shall be deemed the

    Borrower with respect to such Construction Loan. The Seller which owns the applicable Subsidiary shall be named as the promisee with respect to each such Mortgage Note and as the mortgagee with respect to the related Mortgages.

         (b) The aggregate unpaid principal balance of all Owned Turnkey Home Construction Loans held by RFC at any time shall not exceed $3 million unless otherwise specifically agreed by RFC.

         (c) If the Sellers wish RFC to fund an Owned Turnkey Home Construction Loan, they shall so notify RFC prior to or at the time they submit the applicable Construction Loan File to RFC pursuant to Section 2.01. Such notification may be in writing, by electronic means or by other means previously agreed to by RFC. Notwithstanding the provisions of Exhibit A, the Sellers shall not be required to submit the items numbered 10, 11, 13 through 19, 22, or 23 through 25 on Exhibit A as part of the Construction Loan File with respect to an Owned Turnkey Home Construction Loan.

         (d) Notwithstanding the provisions of Section 2.02(a), the Construction Loan Purchase Date with respect to an Owned Turnkey Home Construction Loan shall be the date upon which RFC provides funds to the Sellers with respect thereto. The representations and warranties set forth in Section 3.01(b) shall be deemed to have been made by the Sellers at such date.

         (e) The amount provided by RFC with respect to an Owned Turnkey Home Construction Loan shall equal (and shall be deemed to be) the Purchase Price with respect thereto, calculated in accordance with Section 2.02(b). Notwithstanding the provisions of Section 2.02(b), the Estimated Life of an Owned Turnkey Home Construction Loan shall be the anticipated number of months remaining to completion of the related Owned Turnkey Home plus six months.

         (f) RFC shall provide funds to the Sellers with respect to an Owned Turnkey Home Construction Loan in the manner specified in Section 2.03, including, without limitation, the provisions thereof relating to the Holdback Amount.

         (g) Notwithstanding the provisions of Section 3.04(h), Owned Turnkey Home Construction Loans funded by RFC pursuant to this Section 2.10 need not have been originated in accordance with those portions of the Plymouth Capital Underwriting Manual which pertain to the credit of the Borrower.

         (h) The provisions of Section 6.03(a) shall not be applicable to Owned Turnkey Home Construction Loans subject to this Section 2.10.

         (i) If the Mortgaged Property securing an Owned Turnkey Home Construction Loan subject to this Section 2.10 is not sold to a third party unaffiliated with the Sellers within 180 days after the completion of construction, the Sellers shall immediately repurchase such Owned Turnkey Home Construction Loan from RFC unless otherwise specifically agreed by RFC. The repurchase price in such event shall be calculated in the manner specified in Section 2.06(c). RFC shall not be required to withdraw the repurchase price for such an Owned Turnkey Home Construction Loan from the Loan Loss Reserve Fund, but instead shall be entitled to be paid such amount by the Sellers by wire transfer of immediately available funds to an account designated by RFC. Upon such repurchase by the Sellers, RFC shall, at the expense of the Sellers, deliver the Construction Loan File for such Owned Turnkey Home Construction Loan to the Sellers.

         (j) Each Owned Turnkey Home Construction Loan which is subject to this
    Section 2.10 shall be and remain subject to all of the other provisions of this Agreement, except to the extent that such other provisions are expressly modified by this Section 2.10.

    4. ADDITION OF NEW SECTION 2.11. The Agreement is hereby amended to add the following new Section 2.11:

         Section 2.11. CONSTRUCTION LOANS WITH RESPECT TO PRE-SOLD TURNKEY HOMES. (a) Notwithstanding the other provisions of this Agreement, Construction Loans may include loans made by RFC to the Subsidiaries for the purpose of financing the construction by the Subsidiaries of homes to be constructed on land owned by the Subsidiaries, which homes and land are the subject of an executed contract for the sale thereof by the Subsidiaries to an unaffiliated third party and, to the extent otherwise permitted by this Agreement, the acquisition of the related land. Such homes are referred to herein as "PRE-SOLD TURNKEY HOMES," and such contracts for sale are referred to herein as "SALES AGREEMENTS" The applicable Subsidiary shall be the maker of the Mortgage Note evidencing each Construction Loan subject to this Section 2.11 (each a "PRE-SOLD TURNKEY HOME CONSTRUCTION LOAN"), and such Subsidiary shall be deemed the Borrower with respect to such Construction Loan. The Seller which owns the applicable Subsidiary shall be named as the promisee with respect to each such Mortgage Note and as the mortgagee with respect to the related Mortgages.

         (b) The face amount of the Mortgage Note with respect to any Pre-sold Turnkey Home Construction Loan shall not exceed the lesser of (i) the estimated cost to complete the applicable Pre-sold Turnkey Home, as set forth in the related Construction Loan File, plus, if such Pre-sold Turnkey Home Construction Loan includes a Land Acquisition Advance, the amount of such advance, or (ii) 70% of the estimated value of such Pre-sold Turnkey Home upon completion, based upon the estimated appraised value of such Pre-sold Turnkey Home as set forth in the related Construction Loan File.

         (c) If the Sellers wish RFC to fund a Pre-sold Turnkey Home Construction Loan, they shall so notify RFC prior to or at at the time they submit the applicable Construction Loan File to RFC pursuant to Section
    2.01. Such notification may be in writing, by electronic means or by other means previously agreed to by RFC. Notwithstanding the provisions of Exhibit A, the Sellers shall not be required to submit the items numbered 10, 11, 13 through 19, 22, or 23 through 25 on Exhibit A as part of the Construction Loan File with respect to a Pre-sold Turnkey Home Construction Loan. The Construction Loan File with respect to each Pre-sold Turnkey Home Construction Loan also shall include the following items:

              (i) The original executed Sales Agreement with respect to the related Pre-sold Turnkey Home.

              (ii) An assignment to RFC, in form and substance satisfactory to RFC, of all of the seller's rights (but not its obligations) under the Sales Agreement referred to in (i).

              (iii) An assignment to RFC, in form and substance satisfactory to RFC, of all of the seller's right, title and interest in and to any and all funds escrowed by the purchaser under the Sales Agreement referred to in (i), which assignment shall specifically identify the escrow account in which such funds are held and the escrow agent with respect thereto.

              (iv) The Sellers' written good-faith estimate of the appraised value of the related Pre-sold Turnkey Home upon completion.

         (d) Notwithstanding the provisions of Section 2.02(a), the Construction Loan Purchase Date with respect to a Pre-sold Turnkey Home Construction Loan shall be the date upon which RFC provides funds to the Sellers with respect thereto. The representation and warranty set forth in
    Section 3.01(b)(i) shall not be deemed to have been made by the Sellers at such Construction Loan Purchase Date, but the remaining representations and warranties set forth in Section 3.01(b) shall be deemed to have been made by the Sellers at such date.

         (e) The amount provided by RFC with respect to a Pre-sold Turnkey Home Construction Loan shall equal (and shall be deemed to be) the Purchase Price with respect thereto, calculated in accordance with Section 2.02(b) or, if applicable, Section 2.09.

         (f) RFC shall provide funds to the Sellers with respect to a Pre-sold Turnkey Home Construction Loan in the manner specified in Section 2.03, including, without limitation, the provisions thereof relating to the Holdback Amount.

         (g) Notwithstanding the provisions of Section 3.04(h), Pre-sold Turnkey Home Construction Loans funded by RFC pursuant to this Section 2.11 need not have been originated in accordance with those portions of the Plymouth Capital Underwriting Manual which pertain to the credit of the Borrower; provided, that the Sellers shall have no reason to believe that the purchaser under the applicable Sales Agreement would not qualify as a "Borrower" under such portions of such Manual.

         (h) The provisions of Section 6.03(a) shall not be applicable to Pre-sold Turnkey Home Construction Loans subject to this Section 2.10.

         (i) If the closing of the sale contemplated by the Sales Agreement with respect to a Pre-sold Turnkey Home does not occur within 90 days after the completion of construction, the Sellers shall immediately repurchase the related Pre-sold Turnkey Home Construction Loan from RFC unless otherwise specifically agreed by RFC. The repurchase price in such event shall be calculated in the manner specified in Section 2.06(c). RFC shall not be required to withdraw the repurchase price for such a Pre-sold Turnkey Home Construction Loan from the Loan Loss Reserve Fund, but instead shall be entitled to be paid such amount by the Sellers by wire transfer of immediately available funds to an account designated by RFC. Upon such repurchase by the Sellers, RFC shall, at the expense of the Sellers, deliver the Construction Loan File for such Pre-sold Turnkey Home Construction Loan to the Sellers.

         (j) Each Pre-sold Turnkey Home Construction Loan which is subject to this Section 2.11 shall be and remain subject to all of the other provisions of this Agreement, except to the extent that such other provisions are expressly modified by this Section 2.11.

    5. ADDITION OF NEW SECTION 2.12. The Agreement is hereby amended to add the following new Section 2.12:

         Section 2.12. CONSIDERATION TO BE GIVEN TO SPECIALTY-TYPE CONSTRUCTION LOANS. RFC agrees that if requested by Sellers, it will give consideration to the purchase of specialty-type construction loans not contemplated by the terms of this Agreement. The Sellers understand and agree that RFC is not obligated to purchase, or to agree to purchase, any such loans.

    6. AMENDMENT OF EXHIBIT B. Exhibit B is hereby amended to read in its entirety as follows. All references in this Agreement to "the appropriate discount factor set forth in" Exhibit B shall be deemed to refer to the discount factor calculated in accordance with Exhibit B as so amended:

       EXHIBIT B TO CONSTRUCTION LOAN PURCHASE AND SERVICING AGREEMENT
                       CALCULATION OF DISCOUNT FACTORS

    Where the Agreement requires a discount factor to be determined by reference to this Exhibit B, the discount factor shall be determined in accordance with the following formulae. In the following formulae, the variable terms are as follows:

         R is the discount rate to be applied, expressed as a decimal. At the date of execution of the Third Amendment to the Agreement, this rate is 3% above LIBOR determined as of the applicable date specified in the Agreement.

         D is the number of days from the date of purchase of a Construction Loan by RFC to the estimated repayment date, the repayment date, or the repurchase date, as applicable, with respect to such Construction Loan. Notwithstanding the provisions of Section 2.02(b), the "Estimated Life" of a Construction Loan shall be expressed in days rather than in months.

    If D is 365 or less, the following formula shall be applied:

                       1
               ------------------
               1 + ((R * (D/365))

    If D is more than 365 but less than 731, the following formula shall be applied:

                                 1
               ----------------------------------
               (1 + R) * (1 + (R * ((730-D)/365)))

    If D is 731 or more, the discount factor shall be calculated using a formula consistent with those set forth above.

    7. CONTINUED EFFECTIVENESS OF AGREEMENT. The Agreement shall continue to be in full force and effect and is hereby ratified and confirmed in all respects, and all references to the Agreement in any document shall hereafter be deemed to refer to the Agreement as amended hereby. This Amendment is hereby incorporated into, and shall for all purposes be deemed to be a part of, the Agreement.

    8. SECTION HEADINGS. Section headings in this Amendment are for convenience only and shall not in any way limit or affect the meaning or interpretation of any of the provisions of this Amendment.

    9. ENTIRE AGREEMENT. The Agreement, as amended by this Amendment, embodies the entire agreement between the parties as to the subject matter hereof and supersedes all prior agreements and understandings relating to the subject matter hereof.

    10. COUNTERPARTS. This Amendment may be executed in any number of counterparts, each of which shall be deemed to be an original, but all of which together shall constitute but one and the same instrument.

    11. EFFECTIVENESS. This Amendment shall be of no force or effect unless and until it has been executed and delivered by RFC and each of the Sellers.

IN WITNESS WHEREOF, each of the undersigned parties to this Amendment has caused this Amendment to be duly executed in its corporate name by one of its duly authorized officers, all as of the date first above written.

                                       DeGEORGE FINANCIAL CORPORATION
Attest:

                                       By:  /s/  SALVATORE A. BUCCI
                                          -------------------------------------
By:  /s/  PAUL H. BEGEMANN                    Name: Salvatore A. Bucci
   --------------------------------    Its:   Senior Vice President and
Name:  Paul H. Begemann                       Chief Financial Officer
     ------------------------------
Its:  Assistant Secretary
    -------------------------------

                                       DeGEORGE HOME ALLIANCE, INC.
Attest:

                                       By:  /s/  SALVATORE A. BUCCI
                                          -------------------------------------
By:  /s/  PAUL H. BEGEMANN                    Name: Salvatore A. Bucci
   --------------------------------    Its:   Senior Vice President
Name:  Paul H. Begemann
     ------------------------------
Its:  Assistant Secretary
    -------------------------------

                                       PLYMOUTH CAPITAL COMPANY, INC.
Attest:


                                       By:  /s/  SALVATORE A. BUCCI
                                          -------------------------------------
By:  /s/  PAUL H. BEGEMANN                    Name: Salvatore A. Bucci
   --------------------------------    Its:   President
Name:  Paul H. Begemann
     ------------------------------
Its:  Assistant Vice President and
    -------------------------------
      Assistant Secretary
    -------------------------------

                                       RESIDENTIAL FUNDING CORPORATION
Attest:


                                       By:  /s/  JEFFREY B. GRIFFIN
                                          -------------------------------------
By:  /s/  JEFFREY S. DETWILER                 Name: Jeffrey B. Griffin
   --------------------------------    Its:   Director
Name:  Jeffrey S. Detwiler
     ------------------------------
Its:  Managing Director
    -------------------------------