Form 10-K405
period 1997-12-31
DEGEORGE FINANCIAL CORP
filed 1998-03-31
CIK 890523

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     FORM 10-K
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Transition period from _______________ to ________________

                           Commission File Number 0-20832

                           DEGEORGE FINANCIAL CORPORATION

Delaware                                              41-1625724
(State of Incorporation)                  (I.R.S. Employer Identification No.)

                                  99 Realty Drive
                            Cheshire, Connecticut  06410
--------------------------------------------------------------------------------
                      (Address of principal executive offices)

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
                                        None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ----    ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock of DeGeorge Financial Corporation held by nonaffiliates of the Registrant as of March 26, 1998, based on the closing price of $1.375 as reported in the over-the-counter market: $6.7 million.

Shares of Common Stock outstanding on March 26, 1998: 10,810,193

                        DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement of DeGeorge Financial Corporation for Special Meeting of Stockholders (to be filed)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                         1

PART I

ITEM 1. BUSINESS

GENERAL

     As used in this Form 10-K, unless context otherwise requires, the term "DeGeorge" refers to DeGeorge Home Alliance, Inc. and its wholly owned mortgage banking subsidiary, Plymouth Capital Company, Inc. ("Plymouth Capital") and the term the "Company" refers to DeGeorge Financial Corporation, the registrant, and its direct and indirect subsidiaries, DeGeorge, Plymouth Capital, DeGeorge Homes of Florida, Inc. ("DeGeorge/Florida") and DeGeorge Homes of New England, Inc. ("DeGeorge/New England"). In November 1995, the Company announced the closing of its Patwil Homes, Inc. ("Patwil Homes") business. At that time, Patwil Homes ceased new business activities and initiated an orderly plan of liquidation (see "Discontinued Operations" below).

PENDING BUY-OUT PROPOSAL

     On September 12, 1997, the Company received a proposal from the Company's chairman to take the Company private in a negotiated business combination.
Under the buy-out proposal (the "Proposal"), a new company formed by the Company's chairman and certain other persons offered to acquire all outstanding common stock of the Company, other than shares owned by members of the buy-out group, at a cash price of $1.30 per share. In connection with the Proposal, the Company's Board of Directors appointed a special committee of the Board, consisting of the Board's two independent directors, P. Peter Pascali and John
H. Warren (the "Special Committee"), to review, consider and respond to the Proposal. The Special Committee retained Rogers & Wells as counsel to the Special Committee and the Company and the investment banking firm of Houlihan Lokey Howard & Zukin Capital ("Houlihan Lokey") to render an opinion to the Special Committee as to the fairness of the Proposal, from a financial point of view, to the stockholders of the Company, and to advise and assist the Special Committee with respect to the Proposal.

     On January 30, 1998, the Company announced that it had signed a definitive agreement to be acquired through a merger by a company controlled by the Company's Chairman of the Board and Chief Executive Officer, Peter R. DeGeorge, and certain current and former directors, officers and related parties. Under the merger agreement, each of the outstanding shares of common stock of the Company, other than shares owned by members of the buy-out group, will be converted into the right to receive $1.50 in cash.

     The merger agreement and the consideration to be received by holders of shares of common stock (other than members of the buy-out group) were approved by the Company's Board of Directors at a meeting on January 29, 1998 following the unanimous recommendation of the Special Committee of independent directors. The Special Committee was advised by Houlihan Lokey, in the form of an opinion, that the consideration to be received by DeGeorge's stockholders (other than members of the buy-out group) in this merger is fair to them from a financial point of view.

     The merger is subject to obtaining all necessary corporate and regulatory approvals, but is not subject to financing. The Company expects to complete the merger by the second fiscal quarter of 1998.

SIGNIFICANT BUSINESS DEVELOPMENTS IN 1997

     DeGeorge began 1997 in the midst of a wholesale disruption to its established field sales force by former executives of the Company, against whom the Company had initiated a lawsuit in federal court in August 1996. Notwithstanding the action brought against them, these former executives and their associates, who had formed a competing venture, continued to recruit DeGeorge's most productive field sales representatives and, as alleged in the lawsuit, continued to misappropriate DeGeorge sales leads and proprietary information, activities that began when they were still employed by DeGeorge. (see "Litigation Against Former Executives" below).

     As a reaction to this disruption of its field sales activity, DeGeorge was compelled to step up its recruitment efforts in order to replace the lost sales representatives. The sales momentum that had been achieved in 1996 was lost. Through the second quarter of 1997, DeGeorge recorded a significant decline in sales, confirming management's assessment at the outset of 1997 that a massive recruiting campaign to replace lost field sales representatives was essential. In addition, to augment its diminished field sales capability, DeGeorge accelerated its multi-year plan for developing telemarketing operations as a secondary channel for pursuing sales leads. This change in strategy increased selling costs in 1997, but more importantly, mitigated the reduction in sales from field sales activity. Management believes that the Company averted more serious problems through its timely, decisive actions in bolstering DeGeorge's sales force.

     At the same time in 1997 that DeGeorge was rebuilding its sales force and expanding its telemarketing activities, DeGeorge also launched, as planned, its new television advertising campaign. This national marketing strategy enabled DeGeorge to reach new markets and increase its production of sales leads, which were directed to a growing cadre of new sales representatives located throughout the country. Although the vast majority of DeGeorge sales representatives had less than one year of experience, resulting in lower sales representative production, by the third and fourth quarters of 1997, the volume of new loan applications had increased. This turnaround in sales activity was directly the result of a greater emphasis on sales training, increased experience among new sales representatives and continued growth in the field sales force (see "Customers and Markets" below).

     DeGeorge also changed its method of procuring materials on its customer's behalf during 1997. Beginning in the second quarter, DeGeorge began arranging for the purchase and delivery of materials to the customer's building site through vendors located in the customer's area, closed all of its distribution centers and expanded its customer service operations at its corporate facilities. This change in business operations, which resulted in significant charges to 1997 results of operations, removes previous geographic barriers imposed by the distribution centers, thus extending DeGeorge's ability to serve customers virtually anywhere in the continental United States (see "Description of Business - MATERIALS PURCHASING SERVICES" below).

     In addition to sales and operational changes, the Company also amended the terms of the agreement under which it generates funds to meet its working capital needs. Funds from the financing of notes receivable are now more readily available, reserve requirements have been reduced and the interest rate on borrowings has declined (see "Liquidity and Capital Resources" below).

     The Company also changed independent accountants during 1997. On July 18, 1997, Price Waterhouse LLP resigned as auditor for the Company. On September 12, 1997, the Company retained McGladrey & Pullen, LLP as successor accountants (see "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure" below).

     On November 12, 1997, the Company reached agreement with the Securities and Exchange Commission to a settle an investigation, which had lasted more than two years. The Company neither admitted nor denied the allegations made by the Securities and Exchange Commission in the order of settlement (see "Settlement of Securities and Exchange Commission Investigation" below).

DESCRIPTION OF BUSINESS

OVERVIEW

     DeGeorge provides a combination of construction financing and support services that facilitates home ownership with significantly lower equity investments than are typically required by construction lenders and mortgage financing institutions. Since its founding in 1946, DeGeorge has provided access to home ownership for more than 40,000 families.

     The DeGeorge approach, which has been developed and refined over the years, offers many advantages. It provides access to home ownership for people who lack a sufficient down payment or sufficient income to support the purchase of the home that they desire through conventional mortgage programs. Most traditional lenders typically require a down payment of 20%, which many people find difficult to accumulate. For many persons in this category, DeGeorge represents the only viable means of access to home ownership. For others, the DeGeorge approach enables access to a larger and/or more upscale home than would otherwise be affordable.

     DeGeorge's financing package, which is underwritten by Plymouth Capital, facilitates home ownership by offering single-source financing at competitive rates for land purchased by its customers (up to 95% of land acquisition costs) and 100% construction financing for services, materials and construction work performed by approved subcontractors engaged by its customers. Permanent financing, once the home is completed, is either obtained by the customer from a third-party lender with assistance from Plymouth Capital, or provided directly by Plymouth Capital with the loan typically being sold in the secondary mortgage market.

     DeGeorge's experience in arranging the purchase and timely delivery of building materials on the customer's behalf, coupled with its extensive construction support services, enable customers without prior building experience to eliminate the need for general contractors. This yields savings that translate into equity, which lowers customers' permanent mortgage financing needs. The DeGeorge approach also offers customers the opportunity to earn additional equity by doing some of the construction work themselves.

CUSTOMER FINANCING

     The construction financing provided by Plymouth Capital is secured by a mortgage on the home and home site. Plymouth Capital establishes a construction loan account against which payment for land, closing costs, subcontractor services, materials and the DeGeorge services are charged. DeGeorge commits to extend a construction loan only after having received at least one independent "site and plan appraisal" on the property and home to be constructed, which appraisal indicates the permanent mortgage that the home will support when complete, generally based on an 80% loan-to-value ratio. During the construction period the customer only pays interest on the loan usually after an initial interest-free grace period.

     DeGeorge conducts standard credit checks on all applicants. Income is verified, credit histories are researched and evaluated, and ratios of income to total debt and to mortgage debt are calculated with the requirement that the prospective customer meet third-party lending standards within the two-year construction loan period. DeGeorge's basic guideline is that annual mortgage debt service be no more than 30% of total annual income, which allows for modest growth in the customer's income during the construction period. Similarly, DeGeorge will accept a higher than 80% loan-to-value on the initial appraisal when making its financing decision, assuming an increase in appraised value over DeGeorge's construction loan period.

     After a preliminary review and approval of the customer's creditworthiness based on credit bureau reports and information provided by the customer, processing of the order continues and a customer service representative places an introductory call to the customer to review the DeGeorge program.
Information is assembled and validated to complete the loan underwriting, a site and plan appraisal is ordered and evaluated, and a title policy is procured.
The customer service representative works closely with the customer, verifying home selection options, finalizing subcontractor costs and establishing the final construction loan amount.

     At the conclusion of the loan origination process, a formal loan closing occurs at which the customer executes a promissory note representing the full amount of the approved construction loan and a mortgage that secures the construction loan against the land and home under construction. DeGeorge also perfects its security priority at the earliest stage possible under the Uniform Commercial Code, so that it has a security interest in the materials before they are affixed to the real property.

LOAN APPLICATIONS IN PROCESS

     Loan applications undergo several stages of processing and qualification. Initially, customers are screened for underwriting attributes that measure creditworthiness. Subsequent to this review, formal loan processing and underwriting activities, which are typical in scope to the mortgage industry, are performed. Qualified customers then finalize their home style and features, complete the budgeting process, identify their home site and select subcontractors to complete various stages of construction. Most of these activities occur before the formal loan closing occurs between Plymouth Capital and the customer. Since DeGeorge records its initial contract services income only upon the completion of a loan closing, contract services income relating to loan applications in process at the end of a reporting period is not reflected in results of operations. The average period of time from initial receipt of a loan application to the formal loan closing was 73 days during 1997.

BACKLOG

     Backlog is the inventory of active loan applications in process. Loan applications that have been disqualified or denied by DeGeorge or withdrawn by the customer are not reflected in backlog. DeGeorge has historically considered the conversion rate of loan applications received to loan closings, expressed as a percentage, to be a meaningful indicator for reporting past results and to estimate backlog value. Due to the common occurrence of approved loan applications continuing in process while customers identify a building site or resolve other open issues, the actual conversion rate for loan applications received within a specific period is not available until a reasonable amount of time following final processing of all applications received has passed.

     For the years ending December 31, 1996 and 1995, the most recent full years for which actual conversion rates are available, the conversion rates were 42.2% and 40.1%, respectively. During 1997, DeGeorge began receiving loan applications which were generated from a field sales force that, on average, had less than one year of experience with DeGeorge (see "Litigation Against Former Executives" below) and from relatively new marketing efforts. The loss of seasoned sales representatives caused a fundamental change in the composition of the DeGeorge sales force and this change, combined with the generation of loan applications from telemarketing operations, has cast uncertainty on the reliability of historical conversion rates as an indicator of expected performance. Thus far, the conversion rate for 1997 is 32.7% as of March 1998 and is expected to increase with the passage of time as remaining loan applications in the backlog are processed. The Company believes, based on the sustained growth of loan applications in the third and fourth quarters of 1997, that the productivity of the new sales force will continue to improve as newer sales representatives gain experience and more fully develop their prospect lists.

     During 1997, DeGeorge generated 2,966 loan applications as compared to 3,054 in 1996 and 3,153 in 1995. At December 31, 1997, DeGeorge had 775 loan applications in active processing as compared to 477 at December 31, 1996, an increase of 298, or 62.5%. Backlog includes 196 preliminary credit-approved loan applications at December 31, 1997 for which customers had also identified their building site as compared to 321 similar loan applications at December 31, 1996. Backlog also includes 276 and 74 loan applications at December 31, 1997 and 1996, respectively, which were in early stages of processing. The balance of loan applications in inventory at the respective year end dates is attributable to preliminary credit-approved customers who had not identified a building site. DeGeorge has since discontinued accepting loan applications from customers who have not identified their building site, since these loan applications historically have demonstrated a significantly lower than average conversion rate.

CONSTRUCTION SUPPORT SERVICES

     DeGeorge's construction support services are a key element of the DeGeorge program and a critical factor in enabling customers to successfully finish the construction of their home. From the early stage when a customer receives preliminary credit approval to the final phase of permanent financing, the operations groups that make up construction support services (budget services, technical support and customer service) assist customers in all facets of project scheduling and management.

     DeGeorge offers toll-free telephone assistance during weekday, evening and weekend hours. In addition, DeGeorge provides customers with technical support services, building plans, project management instructions and guidance in selecting subcontractors.

MATERIALS PURCHASING SERVICES

     The services that DeGeorge provides to its customers also include arranging for the purchase and timely delivery of building materials to the customer's homesite on the customer's behalf. During the second quarter of 1997, DeGeorge introduced local purchase of building materials in the customer's area as its exclusive method of providing materials purchasing services to customers. Local purchasing enables DeGeorge to timely meet its customers' building materials needs by arranging for direct delivery from local vendors. This approach eliminates the process of purchasing and warehousing building materials by DeGeorge for later delivery to customers from DeGeorge owned or leased distribution centers, which locations restricted the Company's ability to expand its sales areas and burdened DeGeorge with escalating shipping and fixed facilities costs. Accordingly, DeGeorge closed all three of its distribution centers in the second quarter of 1997 and began servicing customers through local vendors at that time.

     The overall objective of DeGeorge's materials purchasing services is to procure, on behalf of the customer, materials of the desired quality, in a timely manner and at the optimum price. To assure availability of supply, DeGeorge establishes and maintains national, regional and local vendor relationships, with needs determined based on customer scheduling. Vendor performance and materials requirements are reviewed periodically for customer service, price competitiveness and quality. DeGeorge has not experienced any significant delays in arranging timely delivery of necessary materials since they are generally available and DeGeorge has established purchasing relationships with multiple manufacturers, distributors and vendors. In some instances, DeGeorge does make minimum order commitments to suppliers of certain products to insure availability during periods of heavy customer demand. These commitments are cancelable without monetary penalty if subsequent requirements change.

CUSTOMERS AND MARKETS

DEGEORGE CUSTOMERS

     DeGeorge's customers are typically moderate-income households, with annual incomes ranging from an average of $46,400 to $53,300 per household for contracts written for the three year period from 1995 to 1997. When they apply to DeGeorge, the vast majority of customers are not homeowners. Customers who successfully complete the process have a strong desire to acquire a home of their own and have (or have the potential to develop) adequate family income to make the necessary mortgage payments. The DeGeorge program requires a substantial commitment of time and often labor from the customer to complete construction of their home.

     DeGeorge currently markets its program in 47 states with a historical concentration during the last three years in the midwest and western states.
The midwest states of Michigan, Wisconsin, Ohio and Illinois collectively accounted for 29%, 32% and 32% of contracts written in 1997, 1996, and 1995, respectively, whereas the western states of Colorado, Idaho, Nevada and Utah collectively represented 25%, 27% and 32%, respectively, of contracts written in 1997, 1996 and 1995. As expected, sales of DeGeorge's program began to expand into new territories across the continental United States as a result of its successful national television marketing campaign and introduction of local distribution capabilities. This change in marketing and distribution enabled DeGeorge to realize a four-fold increase in sales in the southern states of North Carolina, Georgia and Florida, increasing the concentration of sales in this area to 10% of total sales in 1997 from 3% in the previous year.

DEVELOPMENT OF OTHER MARKETS

     The Company is also engaged in turnkey homebuilding operations through its DeGeorge/Florida and DeGeorge/New England subsidiaries. DeGeorge/Florida conducts homebuilding activities principally in the Florida counties of Palm Beach, St. Lucie and Martin. During 1997, DeGeorge/Florida settled 44 homes as compared to 28 homes in 1996 and 13 homes during its startup phase in 1995. DeGeorge/New England, which conducts its operations in the state of Connecticut, settled 7 homes in 1997 and 5 homes in 1996.

     Since 1993, DeGeorge has been assisting in the homebuilding activities of American Indian tribal groups and non-profit and community service organizations, including Habitat for Humanity, a private-sector, non-profit organization. Habitat for Humanity chapters build homes for families who could not otherwise afford adequate housing with funding and volunteer labor contributed by church groups and other charitable organizations throughout the United States. Sales to American Indian and non-profit and community service groups, which are usually at reduced profit margins, totaled 49, 62 and 127 units in 1997, 1996 and 1995, respectively. Typically, no construction financing is provided to these groups.

MARKETING

     During 1997, DeGeorge substantially expanded its direct marketing activities for its core business, implementing a broad-based national marketing strategy that included the launch and year-long airings of its long-form television information commercial ("infomercial"), the growth of its telemarketing activities and the expansion of its field sales force. In January 1997, DeGeorge introduced its infomercial on national and local cable as well as local broadcast stations. The infomercial airings established a national direct marketing source of customer leads for distribution to sales representatives. The telemarketing group, which grew to 50 representatives at the close of 1997 from 10 at the beginning of the year, was effective in reaching customers in areas where DeGeorge does not have field sales representatives.

     In addition to generating a significant lead stream, DeGeorge gained considerable insight into the demographic base of its customers and the potential reach of this direct marketing channel from its initial infomercial. As a result, DeGeorge has embarked on the development of a second infomercial, which is designed to target the program to those prospects who more closely fit the profile of qualified applicants. The new infomercial, which is presently in the final production phase, is scheduled to be released in April 1998.

EMPLOYEES

     As of December 31, 1997, the Company had 389 employees, comprised of 253 salaried and 136 hourly employees. 310 of the Company's employees were located in Cheshire, 40 were located in Florida and 39 were in other locations. For the year ended December 31, 1996, the Company had 352 employees.

     During 1997, DeGeorge significantly expanded its telemarketing operations in Cheshire, to 50 representatives at December 31, 1997 as compared to 10 at December 31, 1996. These individuals are hired as employees and are included in the totals referenced above.

     None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

FIELD SALES REPRESENTATIVES

     DeGeorge's field sales representatives, who are independent contractors, totaled 276 and 132 at December 31, 1997 and 1996, respectively. During 1997, DeGeorge recruited 283 sales representatives of which 227 remained at year-end. As a result of the wholesale disruption to field sales activity caused by former executives of the Company (see "Litigation Against Former Executives" below), only 49 of the 132 sales representatives associated with DeGeorge at December 31, 1996 remained with DeGeorge at the close of 1997.

TRADEMARKS

     The Company's trademarks and service marks include "DeGeorge," "Miles Homes," and "Pathway Homes" and "Patwil Homes." The Company does not believe that its competitive position is dependent on trademark protection.

COMPETITION

     DeGeorge believes that its ability to extend construction financing along with providing customer support differentiates it from other participants in the owner-involved homebuilding and home financing industries. Certain competitors do offer similar services and more may provide them in the future. To the extent that the element of DeGeorge-supplied financing is important in attracting customers, DeGeorge also competes with financial institutions and other providers of home construction loans. The homebuilding and home financing industries are highly competitive and fragmented. DeGeorge competes for sales with builders of new homes, sellers of existing homes and suppliers of modular and manufactured homes. In virtually every geographic market in which DeGeorge competes, single family homebuilding is dominated by the conventional, wood-frame homebuilding to which DeGeorge provides access. DeGeorge believes that most homebuyers who can afford wood-frame homes would prefer them to modular and other types of alternative housing because of their higher quality, design options and higher resale value. Accordingly, DeGeorge believes that it has an advantage over most of its competitors because it is able to provide access to this category of homes to persons who have the income but lack the cash equity to purchase a conventional home through traditional means.

     During the course of its 50 year business history, DeGeorge has developed efficient systems for underwriting construction loans, providing construction support, arranging the purchase and delivery of building materials, tracking customer activity and increasing the certainty of the eventual collection of a high percentage of its customers' obligations. DeGeorge believes that these systems could not be replicated quickly or inexpensively.

ENVIRONMENTAL IMPACT OF OPERATIONS

     The Company is unaware of any asserted or unasserted adverse environmental claims or impacts as a result of its operations.

YEAR 2000 ISSUE

     The Year 2000 Issue relates to whether computer systems will properly recognize and process date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or possibly fail. The Company is heavily dependent on computer processing in the conduct of substantially all of its business activities.

     In 1997, the Company launched a "Year 2000" initiative to assess the potential impact on its data processing systems of the Year 2000 Issue. As part of the Company's effort to address this issue, a formal plan was established to analyze computer systems and equipment, purchased software and hardware, office equipment and facilities, and external interfaces.

     The formal plan was implemented in the fourth quarter of 1997 and is expected to be completed by July 1999. Items were prioritized and scheduled for completion based on the date that management estimated any impact could adversely affect Company operations. All software that would have created a potential impact on fiscal year 1998 was modified by December 31, 1997, without incident. As of March 1998, half of the programming scheduled to be finished during 1998 has been completed.

     All purchased hardware, software and electronic devices will be certified as Year 2000 compliant by the manufacturer or replaced before any potential impact to Company operations can occur. The Company has very few electronic external interfaces. In each such instance, the external resource will be required to certify they are Year 2000 compliant.

     The approximate cost of this project to date is $48,000, which principally reflects employee wages and benefits. For the full period of implementation of this plan, the Company estimates that the total cost of this initiative will be $500,000.

ITEM 2. PROPERTIES

     In September 1996, the Company completed and moved into its new 27,000 square foot corporate facility located in Cheshire, Connecticut, the cost of which was $4.3 million, including $600,000 relating to the cost of the underlying 14.8 acre land parcel. The project was partially financed with proceeds of an $800,000 loan from the State of Connecticut, Department of Economic Development, the balance of which was $600,000 at December 31, 1997.

     DeGeorge leases additional office space in four other Cheshire locations in close proximity to its principal office. The combined square footage of these additional facilities is 15,600 square feet with an aggregate of monthly lease payments totaling $13,000. The Company is presently building a 32,000 square foot second office building on the corporate grounds for which it has disbursed $1.9 million as of December 31, 1997. The Company expects to complete construction and occupy this second facility in

June 1998 at which time it intends to relinquish its occupancy of the supplemental leased Cheshire locations.

     DeGeorge opened branch offices in Jupiter, Orlando and Sarasota, Florida as well as Carlsbad, California in 1997. Branch offices typically occupy from 2,000 to 4,000 square feet. Monthly lease costs aggregate $19,000 and generally extend for five years. DeGeorge also maintains administrative offices in the greater Minneapolis, Minnesota area.

     During 1997 and 1996, DeGeorge/Florida leased sales and administrative office space in Jupiter, Florida. Part of the DeGeorge/Florida office space is sublet to DeG Capital Management, LC (see "Transactions with Directors and Officers" below).

     On February 7, 1996, as part of the Company's relocation plan, DeGeorge sold its corporate facility located in the Minneapolis, Minnesota metropolitan area for $4.2 million. $3.0 million of the proceeds from the sale were substituted as collateral in place of the real property and deposited into a fund that secures $2.6 million, principal amount, of Senior Secured Bonds. The balance of this fund was $2.8 million at December 31, 1997.

     On April 18, 1997, DeGeorge sold its product distribution facility in Owatonna, Minnesota for $1.1 million, part of which was used to retire a capital lease with an outstanding principal balance of $810,000. DeGeorge recorded a gain on this sale of $200,000. DeGeorge's obligations under the lease for its Denver, Colorado distribution facility terminated May 1, 1997 by mutual agreement with the lessor. The facility in Fort Wayne, Indiana is presently vacant and is listed for sublet with a local real estate broker. The lease on this facility expires on September 30, 1998. On June 11, 1996, an owned distribution facility in Mountain Top, Pennsylvania was sold for $1.3 million, resulting in a gain of $600,000.

     On January 12, 1996, the Company acquired a one-half interest in a jet aircraft for a $1.5 million. The aircraft is managed by an independent aircraft charter service and is regularly chartered by third parties. The aircraft is also used by Company personnel for Company business as required. On July 31, 1997, the Company sold its one-half interest for $1.45 million and recorded a loss of $200,000. On October 9, 1997, the Company repurchased the same one-half interest for $1.45 million.

     DeGeorge owns a condominium in Cheshire, Connecticut. An additional condominium located in Cheshire, which was used by Company personnel during the transfer of operations from Minnesota, was sold in February 1998. The Company also owns two condominiums located in Jupiter, Florida which are used by various Company employees assigned to the Florida operation from time to time.

     During 1997, 1996 and 1995, DeGeorge leased administrative office space in New York City from PRD Holdings, Inc. ("PRD"), an affiliate, at a total net lease cost of approximately $205,000, $216,000 and $236,000, respectively. See "Transactions with Star Services, BNC and PRD" below.

ITEM 3. LEGAL PROCEEDINGS

SETTLEMENT OF SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

     On November 12, 1997, the Company consented to the entry of an order by the Securities and Exchange Commission (the "SEC") ordering the Company to cease and desist from future violations of the anti-fraud provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 and the reporting, books and records and internal control provisions of the Securities Exchange Act of 1934 relating to the Company's disclosure or nondisclosure of certain related party transactions. In consenting to the entry of this order, the Company neither admitted nor denied the allegations made by the SEC in the order. No monetary sanction was imposed against the Company in the settlement. The order also required the Company to retain a consultant to review its internal procedures for recording and reporting related party transactions and to adopt the consultant's recommendations or propose alternatives. A consultant was hired by the Company in accordance with the order on December 1, 1997 and the consultant's report was filed with the SEC on February 9, 1998. It was the opinion of the consultant that an adequate system of internal accounting controls had been developed and implemented by the Company from late 1995 through 1996 and 1997 which was sufficient to provide reasonable assurance that the Company's related party transactions were recorded as necessary to permit the preparation of the Company's financial statements in conformity with generally accepted accounting principles. The consultant also made other recommendations which the Company either has adopted or intends to adopt. The SEC investigation, which lasted more than two years, cost the Company in excess of $600,000 in legal fees and related expenses.

     Concurrent with the Company's settlement, Mr. DeGeorge also consented, without admitting or denying the charges, to the entry by a federal district court of an order of permanent injunction against him based upon the same alleged violations. Mr. DeGeorge agreed to pay a fine of $50,000 to the SEC and a payment to the Company in the nature of restitution of $248,000 (which includes $44,000 of prejudgment interest).

LITIGATION AGAINST FORMER EXECUTIVES

     In August 1996, DeGeorge initiated a lawsuit in federal court in Minnesota against three former executives: Paul Vogel, David Gaither and Ray Parker. In 1997, DeGeorge added six other individuals and two corporations as additional defendants in this action. The corporate defendants are Landvest Homes, Inc. ("LHI"), the entity formed by the defendants to compete with DeGeorge, and its parent corporation, Landvest Development Corporation ("LDC"), a publicly traded corporation located in Minneapolis, Minnesota. The six additional individual defendants are all officers and/or directors of LDC and/or LHI.

     The lawsuit alleges that the three original defendants, while still employed by DeGeorge - aided and abetted by the other defendants - committed various acts representing breaches of their duties to DeGeorge, including improperly soliciting members of DeGeorge's independent sales force to work for their new venture (LHI), encouraging the sales force to curtail its sales activity and stealing DeGeorge-generated sales leads for solicitation by LHI. The lawsuit also alleges that the defendants misappropriated proprietary information, proprietary software and other trade secrets. The lawsuit further alleges, among other claims, that the defendants disrupted DeGeorge's ongoing business operations by falsely creating a grim view of DeGeorge's financial situation among employees and sales representatives to convince them to leave DeGeorge and join the defendants' new venture. DeGeorge alleges that the defendants all conspired to commit these and other unlawful acts.

     Discovery in this lawsuit is completed and the defendants have moved the court for summary judgment to dismiss DeGeorge's claims. Messrs. Vogel and Gaither have moved only for partial summary judgment, acknowledging that some of DeGeorge's claims contain factual issues that must be presented to a jury. The federal judge assigned to this matter recently recused himself, but a hearing on the defendant's motion before the new judge assigned to this matter has been scheduled for April 10, 1998. This matter is expected to go to trial in early Summer 1998.

     DeGeorge has also initiated separate lawsuits against certain former sales representatives of DeGeorge who left to join LHI. These separate actions, alleging theft of sales leads and other improper activities, are still in the discovery phase.

LITIGATION CHALLENGING THE MERGER

     On September 30, 1997, a purported class action lawsuit (the "Blatnik Litigation") was initiated in the Court of Chancery of Delaware by Frank Blatnik, who purports to bring the action individually and on behalf of other stockholders of the Company similarly situated against the Company and its directors. The lawsuit is styled FRANK BLATNIK v. PETER R. DEGEORGE, JAMES G. EINLOTH, P. PETER PASCALI, JOHN H. WARREN AND DEGEORGE FINANCIAL CORPORATION (C.A. No. 15962-NC) and seeks, among other things, a preliminary and permanent injunction against the merger of the Company into a corporation controlled by Peter R. DeGeorge and an investor group, and damages. The complaint, filed prior to the negotiations leading to the increase in the merger price from $1.30 to $1.50 per share, asserts that the Company and its directors breached fiduciary duties to the plaintiffs and other minority stockholders in connection with the original proposal by Mr. DeGeorge to acquire the Company's common stock ("Common Stock") not owned by his investor group for $1.30 per share in that such proposed price constituted grossly inadequate consideration. The complaint alleges, among other things, that (i) the monthly high trading price of the Common Stock during each month from January 1993 through July 1997 was higher than $1.30 per share; (ii) the loans by the Company to certain directors, and the Company's acquisition of a one-half interest in a jet aircraft on April 12, 1996 - the alleged principal user of which is Mr. DeGeorge for personal travel from Connecticut to Florida - may have affected the Company's recent financial situation. The complaint further alleges, among other things, that because Mr. DeGeorge controls a majority of the Common Stock, he will be able to proceed with the proposed merger without an auction or other type of market check to maximize value for the minority stockholders, that Mr. DeGeorge is intent on paying the lowest buy-out price, that the defendants have conflicts of interest and that the other directors are beholden to Mr. DeGeorge and are acting in the interest of Mr. DeGeorge at the expense of the minority stockholders. The defendants believe that this lawsuit is entirely without merit and intend to defend it vigorously (see "Pending Buy-out Proposal" above).

OTHER LITIGATION

     From time to time, the Company is named in legal actions arising from normal business activities, such as foreclosures. Although the Company's potential liability, if any, with respect to such routine litigation cannot be precisely determined, management does not believe that any such liability will be material to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in 1997. A stockholders' meeting is anticipated in the near future in connection with the pending going private transaction. See "Pending Buy-out Proposal" above.

                                      PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a) MARKET INFORMATION

     The Company's common stock, $.10 par value ("Common Stock"), was publicly traded on the Nasdaq National Market from December 3, 1992 (the date of the Company's initial public offering) through December 3, 1997 under the symbol DEGE (formerly "MIHO"). On December 3, 1997, the Company was notified by The Nadsaq Stock Market, Inc. ("Nasdaq") that a Listing Qualifications Panel had decided to delist the Common Stock from the Nasdaq National Market, effective with the close of business on December 3, 1997. This decision of the Listings Qualifications Panel followed Nasdaq's review of the Company's eligibility for continued listing on Nasdaq in light of Nasdaq's minimum net tangible assets requirement and the Company's reported net losses through June 30, 1997.

     The following table sets forth the high and low sales price information as quoted by Nasdaq for each of the periods indicated:


                                                  High           Low
Period Reported                                   Price          Price
---------------                                   -----          -----
October 1, 1997 through December 3, 1997          $1.38          $0.75
Quarter ended September 30, 1997                   1.75           0.81
Quarter ended June 30, 1997                        1.63           0.94
Quarter ended March 31, 1997                       1.63           1.19
Quarter ended December 31, 1996                    1.75           0.81
Quarter ended September 30, 1996                   2.50           1.56
Quarter ended June 30, 1996                        2.25           1.38
Quarter ended March 31, 1996                       2.38           1.25

     Subsequent to December 3, 1997, the Common Stock traded in the over-the-counter market. The high and low sales price for the period December 4, 1997 through December 31, 1997 was $1.38 and $1.06, respectively. The Common Stock closed at $1.125 on December 31, 1997.

(b) HOLDERS

     As of March 13, 1998, the Company estimated that there were approximately 550 holders of the Company's Common Stock, including individual participants in security position listings.

(c) DIVIDENDS

     The Company has not paid cash dividends on its Common Stock since its initial public offering, and it does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                                           YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------------------------
                                                            1997        1996       1995         1994        1993
                                                            ----        ----       ----         ----        ----
                                                         (IN THOUSANDS, EXCEPT FOR PER SHARE AND OPERATING DATA)
STATEMENT OF OPERATIONS DATA:
Total income                                              $35,626     $38,492     $28,939     $27,945     $25,662
                                                        ---------     -------   ---------    --------     -------
                                                        ---------     -------   ---------    --------     -------
(Loss) income from continuing operations                $(17,483)        $827   $(11,055)    $(4,845)      $2,575
Discontinued operations-(loss) income(1)                    (297)         350    (16,618)     (5,054)         958
                                                        ---------     -------   ---------    --------     -------
   Net (loss) income                                    $(17,780)      $1,177   $(27,673)    $(9,899)      $3,533
                                                        ---------     -------   ---------    --------     -------
                                                        ---------     -------   ---------    --------     -------
COMMON STOCK DATA:(2)
Per share (loss) income-continuing operations             $(1.62)       $0.08     $(1.02)     $(0.46)       $0.28
Per share (loss) income-discontinued operations(1)         (0.03)        0.03      (1.54)      (0.48)        0.10
                                                        ---------     -------   ---------    --------     -------
   Net (loss) income per share                            $(1.65)       $0.11     $(2.56)     $(0.94)       $0.38
                                                        ---------     -------   ---------    --------     -------
                                                        ---------     -------   ---------    --------     -------

Basic weighted average shares outstanding                  10,810      10,810      10,810      10,505       9,188
Diluted weighted average shares outstanding(3)             10,810      10,823      10,810      10,505       9,258
Shares outstanding at year end                             10,810      10,810      10,810      10,810      10,470

BALANCE SHEET DATA (AT PERIOD end):(4)
Notes receivable, net                                    $124,181     $29,507     $36,922     $73,131     $67,785
Total assets                                              167,762      95,815      85,662     123,343     105,307
Collateralized borrowings                                 103,430           -           -           -           -
Notes payable(5)                                           47,576      47,265      47,849      72,307      40,450
Notes payable to related parties                                -           -           -           -       1,592
Accumulated (deficit)                                    (59,750)    (41,970)    (43,147)    (15,474)     (5,575)

OPERATING DATA:
Loan applications received                                  2,966       3,054       3,153       2,445       3,012
Loan closings                                                 934       1,449       1,135         939         939
Average loan amount                                      $133,800    $122,700    $110,400    $115,800    $102,200
Field sales representatives (at period end)                   276         132         132         142         128
Telemarketing representatives (at period end)                  50          10           -           -           -


(1)  (Loss) income from discontinued operations is stated net of taxes.

(2) In accordance with Statement of Financial Accounting Standards No. ("FAS") 128, "Earnings Per Share," the computation of net (loss) income per share is based on the weighted average number of common shares and common share equivalents outstanding during each period presented. Basic and diluted
     (loss) income per common share is equal in each period presented.

(3) The diluted weighted average common shares outstanding includes the weighted average number of common shares that may be acquired upon exercise of outstanding stock options (12,924 and 69,728 common shares in 1996 and 1993, respectively), except when the inclusion of such common share equivalents is anti-dilutive.

(4) Effective January 1, 1997, the Company adopted FAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Under FAS 125, the Company began accounting for the transfer of its notes receivable under the Construction Loan Purchase and Servicing Agreement as a pledge of collateral in a borrowing arrangement for all transactions occurring after December 31, 1996 (see "Liquidity and Capital Resources" below).

(5) Includes (a) 12% Senior Notes due 2001 of DeGeorge of which $43.8 and $43.7 million, net of unamortized issuance costs, were outstanding at December 31, 1997 and 1996, respectively; (b) Senior Secured bonds issued by DeGeorge, of which $2.5 and $2.6 million were outstanding at December 31, 1997 and 1996, respectively; and, (c) a State of Connecticut term loan to the Company, of which $600,000 and $800,000 of principal was outstanding at December 31, 1997 and 1996, respectively.

SUMMARIZED FINANCIAL INFORMATION

     Summarized financial information of DeGeorge as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995 is as follows (in thousands):

                                                    DECEMBER 31,
                                             -------------------------
                                               1997             1996
                                             ----------      ---------
Total assets                                 $174,382         $100,743
Total liabilities                             178,137           88,083


     Total assets include intercompany receivables of $24.0 million and $25.2 million, respectively, at December 31, 1997 and 1996.

                                                 YEAR ENDED
                                                DECEMBER 31,
                                   --------------------------------------
                                     1997           1996           1995
                                   -------        -------        -------
Total income                       $34,535        $37,532        $28,859
Net (loss) income                  (17,240)         1,140         (8,696)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion makes various comparisons relevant to the results of operations of the Company for the years ended December 31, 1997, 1996 and 1995 with regard to continuing and discontinued operations. Discontinued operations relate to the phase out of operations for the Company's wholly owned subsidiary, Patwil Homes, which ceased new business activities in late 1995 and has since been executing a plan of liquidation. Except where noted, all references herein are to continuing operations.

CHANGES IN BUSINESS OPERATIONS AND INCOME RECOGNITION

     DeGeorge's contractual obligation to facilitate the delivery of building materials to the customer's building site is one of the most important support services that DeGeorge provides to its customers. DeGeorge's support services, when combined with its construction lending activity, enable customers to actively participate in the construction of their home. During the second quarter of 1997, DeGeorge introduced local purchase of building materials in the customer's area as its exclusive method of providing materials purchasing services to its customers. Local purchasing enables DeGeorge to timely meet its customers' building materials needs by arranging for direct delivery from local vendors to customers' building sites. This approach eliminated the former process of purchasing and warehousing building materials for later delivery to customers from DeGeorge owned or leased distribution centers, which locations restricted DeGeorge's ability to expand its sales areas and burdened DeGeorge with escalating shipping and fixed facilities costs. Accordingly, DeGeorge closed all three of its distribution centers in the second quarter of 1997 and began servicing customers through local vendors at that time.

     In April 1997, concurrent with the closing of its distribution centers, DeGeorge determined that recording contract services income ratably over the service period based on the ratio of services performed at the time of sale and thereafter to total services performed over the service period more closely matched DeGeorge's business operations. Upon the closing of the construction loan, which is the confirmed point of sale for DeGeorge, 60% of the related contract service income is recognized with the balance of unearned contract services income recognized ratably over the following ten month period. For contracts fulfilled prior to April 1997, contract revenue and materials charges were recognized based on the ratio of individual shipments of materials to total shipments of materials.

CHANGES IN PRESENTATION OF OPERATING RESULTS

     Changes in the presentation of results of operations are intended to provide a more meaningful portrayal of the comparative results of operations for the years ending December 31, 1997, 1996 and 1995. Total income has been recast to present the combined contribution to operating expenses from the three principal income activities of the Company's service-based operating groups. Financial services income is comprised principally of interest charged to customers on construction loans, net loan servicing income, loan origination fees and customer insurance placement fees. Contract services income, as described above, represents the income realized on DeGeorge's core business support activities. Construction services income aggregates the results of operations for the turnkey homebuilding activities of DeGeorge/Florida and DeGeorge/New England as well as sales to American Indian and non-profit groups.

     Materials and handling charges represent the cost of materials that DeGeorge provides to customers and arranges to have delivered to customers' construction sites and, for periods prior to the second quarter of 1997, also includes distribution center warehousing and truck fleet costs.

     Effective January 1, 1997, the Company adopted FAS 125, under which the Company began accounting for the transfer of its notes receivable under the Construction Loan Agreement as a pledge of collateral in a borrowing arrangement for all transactions occurring after December 31, 1996 (see "Liquidity and Capital Resources" below). Prior to January 1, 1997, the Company had treated the transfer of its receivables as sales. Although there is no difference in substance or form from transfer of notes receivable that occurred prior to January 1, 1997 to those that transferred after December 31, 1996, the transactions that occurred prior to 1997 retain their sale characteristics in the financial statements since FAS 125 prohibits retroactive application to transactions occurring before January 1, 1997. Thus, transactions occurring prior to 1997 are not reflected as assets (or as pledged collateral) on the balance sheets of the Company for the comparative periods presented while transactions occurring in 1997 are so reflected.

     Consistent with the adoption of FAS 125, financial services income for 1997 reflects $4.0 million of interest charged to customers on construction loans transferred pursuant to the Construction Loan Agreement after December 31, 1996 without offset for related interest expense of $3.9 million. The cost of funds on post-1996 notes receivable transferred is included in interest expense. For loans underwritten prior to 1997, servicing income continues to be reflected net of servicing expense in financial services income. Interest income on deposits ($800,000 and $300,000 in 1996 and 1995, respectively), previously reflected in other (income) expense, has been reclassified to financial services income for all periods presented. Other than recasting the presentation of results of operations to reflect current business operations, no restatement of results of operations for prior periods has been made.

RESULTS OF OPERATIONS

NET INCOME (LOSS)

     The Company reported a net loss of $17.8 million for the year ended December 31, 1997, or $1.65 per share, as compared to net income of $1.2 million, or $0.11 per share, for 1996, and a net loss of $27.7 million, or $2.56 per share, for 1995. Per share amounts are based on 10.8 million weighted average shares outstanding throughout the three year period.

FINANCIAL SERVICES INCOME

     Financial services income increased to $12.1 million in 1997 from $7.1 million in 1996, an increase of $5.0 million. The key component of this increase ($4.0 million) relates to the change in presentation of interest earnings from customers under construction loans that were transferred after December 31, 1996 (see "Changes in Presentation of Operating Results" above). Other components of this increase include $2.7 million of additional service fees collected on accounts sold pursuant to the Construction Loan Agreement prior to January 1, 1997; $500,000 of fees earned on mortgage origination activities; $200,000 of reduced service fee expenses; and $100,000 of increased earnings on reserves held pursuant to the Construction Loan Agreement ($900,000 in 1997 as compared to $800,000 in 1996). Increases in financial services income were offset by a reduction of $1.9 million in interest earnings on a reduced portfolio of uncollateralized construction loans and $600,000 relating to gain on the sale of a portfolio of promissory notes in fiscal 1996.

CONTRACT SERVICES INCOME

     Contract services income was $22.1 million in 1997 as compared to $29.4 million for the similar period in 1996, a decrease of $7.3 million, or 24.9%. The decrease in contract services income is attributable to the reduction in loan closings recorded during the year, which totaled 934 in 1997 as compared to 1,449 in 1996, a decrease of 515, or 35.5%. The decrease in loan closings in 1997 is directly attributable to reduced order activity in the first and second quarters of 1997, and the third and fourth quarters of 1996, that occurred as a result of the departure of a large number of DeGeorge's most productive sales representatives during the period from July 1996 to March 1997. Many of these sales representatives were recruited to join a competing company set up by former employees of DeGeorge (see "Litigation Against Former Executives" above). As a reaction to the significant disruption of its field sales activity, the Company was compelled to step up its recruitment of field sales representatives. Accordingly, the Company implemented revisions to the field sales compensation structure and recruitment processes in the latter part of 1996. Since initiating these changes, DeGeorge has steadily rebuilt its field sales force.

     Contract services income grew to $29.4 million in 1996 as compared to $21.3 million in 1995, an increase of $8.1 million, or 37.9%. The Company attributes the significant growth in 1996 contract services income over 1995 to the restructuring of operations that was completed in 1996 and the corresponding increase in loan applications. From 1994 to 1996, the Company re-engineered its systems and operations, revised its sales plans and marketing strategies, relocated its operations from Plymouth, Minnesota to Cheshire, Connecticut and shut down the operations of Patwil Homes. Management believes that its decision in 1995 to close Patwil Homes enabled the Company to direct its full resources to the growth and development of its core business. The Company did not anticipate, however, the devastating impact to the Company in 1997 that would be caused by the actions of the former executives against whom the Company is vigorously pursuing legal remedies.

     Materials and handling charges relating to contract services reflect the cost of materials that DeGeorge provides to customers and arranges to have delivered to customers' construction sites, and for periods prior to the second quarter of 1997, also includes distribution center warehousing and truck fleet costs. For the years ended December 31, 1997, 1996 and 1995 materials and handling charges as a percentage of contract revenue were 62.4%, 61.5% and 62.6%, respectively.

     For marketing purposes, DeGeorge may offer sales promotions to customers at the time of sale, typically consisting of free interest for the first several months or merchandise (such as appliances). Contract revenue is reported net of promotions.

CONSTRUCTION SERVICES INCOME

     Construction services income decreased to $1.4 million in 1997 from $1.9 million in 1996, a decrease of $500,000. The decrease in construction services income is attributable to a reduced construction activity and associated margin of $600,000 on community service sales and an increase of $100,000 on turnkey homebuilding operations.

     For the year ended December 31, 1996, construction services income increased by $900,000, to $1.9 million from $1.0 million in 1995. This increase was attributable to an $800,000 rise in margin on turnkey homebuilding activities plus an increase of $100,000 on community service sales.

SELLING EXPENSES

     Selling expenses increased by $3.0 million during 1997, to $15.8 million from $12.8 million in 1996. The increase in 1997 selling expenses is primarily attributable to an increase of $3.1 million in direct response advertising costs, of which $2.4 million pertained to costs incurred for airings of DeGeorge's infomercial, which amount includes the expensing at time of initial airing of $700,000 of capitalized production costs that were included in prepaid expenses and other assets at December 31, 1996. The increase in selling expenses for 1997 also includes $2.0 million of wages relating to direct marketing and sales management expansion costs and $1.5 million in costs pertaining to permanent mortgage origination activities. The fiscal 1997 increases were offset by $3.0 million of reduced commission expenses in connection with reduced sales volume and $600,000 of reduced recruitment costs and related savings achieved through the elimination of reimbursed expenses to sales representatives.

     The increase of selling expenses in 1996 over 1995 was $800,000. This increase is primarily attributable to additional compensation paid to sales personnel in connection with increased order activity and was partially offset by a reduction in costs for sales collateral material, which was a non-recurring charge recorded in 1995.

     At December 31, 1997 and 1996 DeGeorge had 276 and 132 full-time sales representatives, respectively. The Company discontinued its use of part-time affiliate sales representatives during the latter part of 1996.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were $18.3 million for the year ended December 31, 1997 as compared to $17.1 million for 1996 and $15.1 million for 1995. The $1.2 million increase in 1997 costs over 1996 can be attributed to increases of $600,000 in depreciation and facilities charges associated with expanded operations at the Company's headquarters to replace services previously provided at the closed distribution centers; $700,000 in personnel costs relating to increased staffing for improvements in processing and information technology; and an increase of $300,000 in legal and professional fees, partially attributable to the pending action against former employees of the Company. These increases were partially offset by a decrease of $400,000 for 1997 representing non-recurring costs paid in 1996 for outside consultants.

     The increase in general and administrative expense for 1996 was primarily attributable to $1.6 million of compensation, transition and facilities costs incurred in connection with the movement of operations from Plymouth, Minnesota to Cheshire, Connecticut as well as legal costs of $400,000.

     Legal costs and related expenses incurred in 1996 and 1995 were largely associated ($600,000 of the $800,000 over the two year period) with the SEC inquiry that was settled in 1997. (see "Settlement of Securities and Exchange Commission Investigation" above).

PROVISION FOR CREDIT LOSSES

     During the year ended December 31, 1997, the Company recorded a provision for credit losses of $4.3 million as compared to $2.0 million in 1996 and $2.5 million in 1995. The provision for credit losses reflects the replenishment to the allowance for credit losses based on management's estimate of the potential impairment of notes receivable after taking into account specific charges to the allowance during the period. For the years ending December 31, 1997, 1996 and 1995, provision for credit losses as a percentage of total opening customer account balances for all loans serviced by the Company, which aggregated $173.1 million, $84.7 million and $81.6 million, respectively, was 2.5%, 2.3% and 3.0%, respectively.

INTEREST EXPENSE

     Interest expense for the year ended December 31, 1997 increased by $3.9 million, to $10.1 million from $6.2 million in 1996, all of which is directly attributable to the change in presentation of interest earnings on construction loans transferred after December 31, 1996 (see "Changes in Presentation of Operating Results" above). Other principal components of interest expense include $5.3 million of interest paid on $44.5 million of outstanding 12% Senior Notes due 2001 of DeGeorge (the "12% Senior Notes") and $500,000 of related amortization of debt issuance costs

     For the year ended December 31, 1996, interest expense decreased by $1.3 million, to $6.2 million from $7.5 million. Of this decrease, $800,000 relates to the retirement of a secured revolving credit facility with BT Commercial Corporation in April 1995 with proceeds from the sale of construction loans pursuant to the Construction Loan Agreement. Of the remaining decrease, $400,000 is attributable to reduced interest costs relating to the Company's purchases on July 28, 1995 and October 15, 1996, respectively, of $4.9 million and $625,000, face value, of the 12% Senior Notes.

OTHER (INCOME) EXPENSE

     Other expense for the year ended December 31, 1997 was $1.3 million as compared to other income of $200,000 for the similar period in 1996, an increase in other expense of $1.5 million. This difference is primarily attributable to non-recurring gains on sales of fixed assets of $700,000 in fiscal 1996 and $600,000 of non-recurring customer accommodations in connection with the conversion to local purchase. In addition, the Company recorded a loss of $200,000 on the sale of the Company's one-half interest in a jet aircraft, primarily from the write-off of transaction fees and improvements and a gain of $250,000 relating to the settlement of the SEC investigation (see "Settlement of Securities and Exchange Commission Investigation" above). During 1997 and 1996, the Company recorded $700,000 and $600,000, respectively, of maintenance and disposition costs in connection with its servicing of real estate owned.

     During 1996, the Company recorded a gain of $600,000 relating to the disposal of DeGeorge's distribution facility in Mountain Top, Pennsylvania, and $200,000 of gain from the sale of fixed assets which gains were largely offset by costs associated with real estate owned as described above.

DISTRIBUTION CENTER CLOSING COSTS

     During the second quarter of 1997, DeGeorge closed its distribution centers in Owatonna, Minnesota, Denver, Colorado and Ft. Wayne, Indiana. Total costs relating to the closure of the distribution centers were $2.8 million for the year ending December 31, 1997. This net non-recurring charge includes the write-off of $800,000 of residual lease costs and leasehold improvements; shut-down costs of $600,000, including the payment of $400,000 in severance, wages and benefits; and losses of $1.2 million and $400,000, respectively, on the disposal of inventory and equipment. An offsetting $200,000 gain was recorded on the sale of DeGeorge's distribution center in Owatonna. In addition to the sale of its Owatonna facility, DeGeorge's obligations under the lease for its Denver distribution facility terminated May 1, 1997 by mutual agreement with the lessor. The facility in Fort Wayne is presently vacant and is listed for sublet with a local real estate broker. The lease on this facility expires on September 30, 1998.

RESTRUCTURING OF OPERATIONS

     During 1996, the Company completed its restructuring and relocation of operations. From 1994 to 1996, the Company re-engineered its systems and operations, revised its sales plans and marketing strategies, relocated its operations from Minnesota to Connecticut and shut down the operations of Patwil Homes. At December 31, 1995, the Company had recorded restructuring expenses of $1.4 million, principally for employee severance wages and benefits relating to the closing of its facility in the Minneapolis metropolitan area, where operational and administrative functions were performed.

INCOME TAXES

     The Company provides for the recognition of deferred tax assets and liabilities based on expected future tax consequences of events that have been recognized in the Company's financial statements. As of December 31, 1996, the Company had accumulated a gross deferred tax asset of $14.0 million, against which the Company recorded a valuation allowance of $13.7 million. During 1997, the net loss for tax purposes and changes in temporary differences caused an increase in the gross deferred tax asset to $20.9 million, against which a full valuation allowance has been recorded. The decrease in deferred income taxes of $300,000, originally recorded at December 31, 1996, is reflected in the full valuation allowance recorded at December 31, 1997.

     During 1997, the Company requested and the Internal Revenue Service approved a change in the Company's tax year end to December 31 from September
30. For federal income tax purposes, the Company had net operating loss carryovers of $43.5 million at December 31, 1997, which will fully expire by the year 2012.

DISCONTINUED OPERATIONS

     On November 27, 1995, the Company formally announced its intent to phase out and close down the operations of its Patwil Homes subsidiary at which time all selling and marketing activities ceased. As a result of the Company's decision to discontinue the operations of Patwil Homes, the Company recorded at December 31, 1995, an estimated loss on disposal of $8.2 million, which included a provision of $1.7 million for losses during the phase out period, the write-off of $5.7 million of goodwill and deferred costs, $600,000 relating to the write-down of fixed assets (to net realizable value) and $200,000 of accrued severance wages and benefits.

     The liquidation of Patwil Homes and the plan for fulfilling its obligations under contracts for the construction of customers' homes were substantially completed during 1996 during which period assets of discontinued operations were reduced, through liquidation, by $5.1 million, to $2.5 million at December 31, 1996. Net income from discontinued operations was $350,000 for 1996.

     During 1997, the Company continued the planned liquidation of its Patwil Homes subsidiary, reducing assets of discontinued operations by $1.4 million, to $1.1 million from $2.5 million. Loss from discontinued operations was $300,000 for 1997. Management expects that substantially all of the assets of discontinued operations will be liquidated in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, cash and cash equivalents were $1.2 million as compared to $3.7 million at December 31, 1996.

     Since April 1995, the Company has been transferring its construction loans to a mortgage financing company pursuant to the Construction Loan Purchase and Servicing Agreement, as amended (the "Construction Loan Agreement"), under which the Company may, at its discretion and subject to certain criteria, transfer all of its construction loans. On June 1, 1997, certain provisions of the Construction Loan Agreement were amended (the "June 1997 Amendment"), including a reduction in the holdback deposit requirement from 12% to 8% and a change in the benchmark for computing the interest rate on its borrowings, from prime plus 1 1/2% to the three month London Interbank Offered Rate ("LIBOR") plus 3% (10% and 8.91%, respectively, at December 31, 1997), effectively reducing the interest rate on its borrowings 109 basis points at December 31, 1997. The June 1997 Amendment also extended the term of the Construction Loan Agreement to June 1, 1999. As of August 1, 1997, the Construction Loan Agreement was further amended to provide for transfer of construction loans for turnkey activities and an earlier transfer of core business construction loans involving customer land acquisition advances.

     Under the Construction Loan Agreement, loans are transferred at face value, net of cost of funds discounting. The Construction Loan Agreement also provides for a deposit account, owned by the Company, for retention of a portion of the proceeds from the transfer of construction loans as security for credit losses. The balance of deposits at December 31, 1997 and December 31, 1996 was $12.4 million and $22.4 million, respectively. The significant decrease in the balance of deposits is attributable to the one-third reduction in reserve requirements as provided for in the June 1997 Amendment, which resulted in the return of $7.5 million of deposits to the Company in June 1997. Deposits are presented in the financial statements net of allowance for estimated credit losses ($1.7 million and $3.6 million at December 31, 1997 and December 31, 1996, respectively) on construction loans transferred.

     During 1997, the Company transferred $111.2 million, net face value ($117.8 million gross transfers less $6.5 million of repurchased accounts), of construction loans pursuant to the Construction Loan Agreement. Net proceeds to the Company for 1997 were $102.8 million, after discounting of $9.1 million and net return of deposits of $700,000. For the year ended December 31, 1996, the Company transferred $167.9 million, net face value ($171.1 million gross transfers less $3.2 of repurchased accounts), of construction loans pursuant to the Construction Loan Agreement. Net proceeds to the Company for 1996 were $142.0 million, after discounting of $13.9 million and deposits of $12.0 million.

     As of December 31, 1997, the Company was servicing $61.1 million, face value, of previously transferred construction loans. Collateralized borrowings at December 31, 1997 of $107.8 million represent financing transactions occurring after December 31, 1996, which are reported in the financial statements net of prepaid interest of $4.4 million, or $103.4 million. As of December 31, 1996, the Company was servicing $180.0 million, face value, of previously transferred construction loans.

     The Company is currently dependent upon cash flow from the financing of construction loans under the Construction Loan Agreement for its working capital needs. At the close of 1997, the

Company was committed to fund expenditures relating to contractual obligations with customers of $41.4 million. In addition, debt service requirements relating to the 12% Senior Notes and notes payable are expected to be $6.2 million during fiscal 1998. The Company's available balance of notes receivable at December 31, 1997 exceeded the Company's cash flow needs at that date and the Company believes that a majority of its notes receivable will be eligible for financing under the terms of the Construction Loan Agreement. The Company also believes it will generate sufficient new notes receivable for financing under the Construction Loan Agreement to meet its anticipated cash needs. On most business days, the Company receives payoff funds from customers in its capacity as servicer. Under terms of the Construction Loan Agreement as in effect during 1997, the Company had an obligation to immediately remit such funds to the mortgage financing company, though in practice, the Company transferred such funds to the mortgage financing company on a lag basis, usually in connection with a further transfer of construction loans. This lag in payments was a technical violation of the Construction Loan Agreement. Such agreement has since been amended to require that such payoff funds be remitted to the mortgage financing company within 15 days of receipt. While the Company gains a "float" on such funds, which the Company uses to finance its operations, the Company is still required to pay interest on such funds through the date of remittance.

     The Company has invested $4.3 million in its corporate facility, which is subject to a mortgage, the balance of which was $600,000 at December 31, 1997. In June 1997, the Company began construction of a second facility adjacent to its corporate offices. The cost of completion for the second facility, including furniture and fixtures, is expected to be $5.3 million of which $1.9 million had been disbursed as of December 31, 1997. The Company believes that the mortgaging of these and other real estate holdings would provide a significant source of working capital. Additional sources of cash available to the Company also include the sale of certain other assets and the further disposition of remaining assets of discontinued operations. The Company believes that the proceeds from these asset sales would be reflective of their carrying value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, together with the report thereon of independent accountants dated March 20, 1998, are included in Part IV, Item 14(a) and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On July 25, 1997, the Company filed a Form 8-K disclosing the resignation of Price Waterhouse LLP ("PW") as auditor for the Company, effective July 18, 1997. In connection with PW's audit for the two most recent fiscal years, and the subsequent interim periods preceding the resignation of PW, there were no reportable disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreement, if not resolved to the satisfaction of PW, would have caused PW to make a reference to the subject matter of the disagreement in connection with its report.

     On September 19, 1997, the Company filed a Form 8-K disclosing the engagement of McGladrey & Pullen, LLP as auditor for the Company effective September 12, 1997.

                                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name, age and position of each person as of March 1, 1998 who is a director and/or executive officer of the Company, DeGeorge, Plymouth Capital, DeGeorge/Florida or DeGeorge/New England:



NAME                     AGE       POSITION
----                     ---       --------
Peter R. DeGeorge        51        Chairman, Chief Executive Officer and
                                   President of the Company; Chairman and
                                   President of DeGeorge; Chairman of Plymouth
                                   Capital; Chairman and Senior Vice President
                                   of DeGeorge/Florida and DeGeorge/New England

P. Peter Pascali         38        Director of the Company

John H. Warren           56        Director of the Company

James G. Einloth         53        Director and Vice President of the Company;
                                   Vice President of DeGeorge; President of
                                   DeGeorge/Florida and DeGeorge/New England

Gregory J. Hendel        37        Executive Vice President of the Company;
                                   Director and Executive Vice President of
                                   DeGeorge, DeGeorge/ Florida and DeGeorge/New
                                   England

Salvatore A. Bucci       42        Senior Vice President and Chief Financial
                                   Officer of the Company; Director and
                                   President of Plymouth Capital; Senior Vice
                                   President of DeGeorge, DeGeorge/Florida and
                                   DeGeorge/New England

James E. Fenske          55        Vice President and Treasurer of the Company;
                                   Senior Vice President and Treasurer of
                                   DeGeorge, Plymouth Capital and DeGeorge/New
                                   England; Vice President and Treasurer of
                                   DeGeorge/Florida

Jonathan K. Dodge        48        Vice President, Secretary and General Counsel
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

     Mr. Hendel joined the Company in September 1996 after a fifteen year career in the financial services industry. He has been Executive Vice President of the Company and DeGeorge since April 1997 and January 1997, respectively. He is also a Director of DeGeorge, DeGeorge/Florida and DeGeorge/New England since April 1997. Previously, he served as Vice President, Sales and Marketing of the Company from October 1996 to April 1997 and of DeGeorge from October 1996 to January 1997. Prior to joining the Company, Mr. Hendel worked with The Dreyfus Service Corporation, a New York based mutual fund company, as Senior Vice President. Throughout his career he was responsible for developing new sales, distribution, and customer service operations for Dreyfus. In addition, he was responsible for expanding the core product offering to include insurance based investment products and discount brokerage. His extensive business management background includes responsibility for administering significant revenue and expense budgets. Mr. Hendel holds various professional licenses associated with the National Association of Securities Dealers.

     Mr. Bucci joined the Company in December 1995 and has served as Senior Vice President and Chief Financial Officer of the Company since April 1997. He is a Director (since November 1996) and President (since March 1997) of Plymouth Capital and a Senior Vice President of DeGeorge, DeGeorge/Florida and DeGeorge/New England since April 1997. He was previously Vice President, Financial Operations of the Company and a Vice President of DeGeorge, DeGeorge/Florida and DeGeorge/New England from November 1996 to April 1997 and a Vice President of Plymouth Capital from November 1996 to March 1997. He is also a Vice President of Star Services since July 1996. Mr. Bucci also served as Chief Accounting Officer of the Company from August 1996 to April 1997 and was Corporate Controller of the Company from June 1996 until November 1996. From December 1995 to May 1996, Mr. Bucci directed the transition of financial operations from Minnesota to Connecticut for DeGeorge. Before joining DeGeorge, Mr. Bucci was Chief Financial Officer of MHI, Ltd., a privately held restaurant and lodging company, from September 1992 to November 1995. Previously, Mr. Bucci served First National Realty Associates, Inc., a publicly traded national real estate brokerage company, as Vice President, Financial Services from October 1990 to July 1992 and as a private consultant during its conversion to public ownership from April 1990 to September 1990. Prior to 1990, Mr. Bucci held management positions in mortgage banking and real estate divisions of Merrill Lynch and was associated with the accounting firm of Coopers & Lybrand. Mr. Bucci is a certified public accountant.

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

     Mr. Dodge has served as Vice President, Secretary and General Counsel of the Company since March 1993. He is also Vice President of DeGeorge and Plymouth Capital (since March 1993); Secretary of DeGeorge and Plymouth Capital (since August 1996); and Vice President and Secretary of DeGeorge/Florida (since December 1994) and DeGeorge/New England (since January 1995). Mr. Dodge was Assistant Secretary of DeGeorge and Plymouth Capital from October 1993 to August 1996. Mr. Dodge is also a Vice President of BNC and Star Services (since March
1993) and Secretary of Star Services (since July 1996). Prior to March 1993, Mr. Dodge was affiliated with several law firms in senior capacities. From January to March 1993 he was of counsel to Schneck, Weltman, Hashmall & Mischel. From October 1990 to December 1992 he was a partner of Andrews & Kurth, L.L.P., a national law firm based in Houston, Texas. From February 1986 until October 1990, Mr. Dodge was first of counsel and then a partner in Ross & Korff and its predecessor law firms. Ross & Korff merged with Andrews & Kurth, L.L.P. in October 1990. While at Ross & Korff and its predecessor firms, Mr. Dodge represented Messrs. DeGeorge and Einloth in their leveraged purchases of DeGeorge, Plymouth Capital and Star Services.

     There are no family relationships among any directors and executive officers identified above. In addition, the Company is not aware of any current or prior reportable event relative to legal proceedings against any of the directors or executive officers, except as noted in "Settlement of Securities and Exchange Commission Investigation" above.

     Directors of DeGeorge, Plymouth Capital, DeGeorge/Florida and DeGeorge/New England are elected annually. Each of the directors of DeGeorge, Plymouth Capital, DeGeorge/Florida and DeGeorge/New England will serve until the next annual meeting of the shareholders of DeGeorge, Plymouth Capital, DeGeorge/Florida and DeGeorge/New England, respectively, or until his death, resignation or removal, whichever is earlier. The Restated Certificate of Incorporation of the Company provides that the Board of Directors of the Company is divided into three classes as designated by the Board of Directors, each class to be as nearly equal in number as possible to the other classes so designated. The term of office of Class I expires at the annual meeting of stockholders to be held in 1998, of Class II in 1999 and of Class III in 2000. The directors whose terms expire at each annual meeting will be elected to hold office for a term of office of three years. The classification of the Board of Directors has the effect of requiring at least two annual stockholder meetings, instead of one, to effect a change in control of the Board of Directors. The By-Laws of the Company provide for a Board of Directors consisting of not less than three nor more than fifteen directors. The Board of Directors currently consists of four directors, two of which (Messrs. Pascali and Warren) are independent directors.

     Executive officers of the Company and its subsidiaries hold office for such terms as may be determined by the respective Board of Directors of the Company and such subsidiaries.

COMPENSATION OF DIRECTORS

     The outside directors, Messrs. Pascali and Warren, are paid $3,500 per month and are reimbursed for their Company related travel and other business expenses.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain compensation information as to the most highly compensated executive officers, including the chief executive officer, of the Company (the "Named Executive Officers") for each of the years ended December 31, 1997, 1996 and 1995.


                                             ANNUAL COMPENSATION

NAME AND                                                        OTHER ANNUAL       ALL OTHER
PRINCIPAL POSITION            YEAR      SALARY ($)   BONUS($)  COMPENSATION($)  COMPENSATION($)
------------------            ----      ----------   --------  ---------------  ---------------
Peter R. DeGeorge,
  Chairman of the Board       1997      700,000           0        242,793(1)         20,350(3)
  and Chief Executive         1996      623,654           0(4)     114,583(1)         21,350(3)
  Officer                     1995      709,615(2)        0         84,701(1)         10,700(3)

Gregory J. Hendel,
  Executive Vice President    1997      171,154      85,750          2,202            24,513(6)
                              1996       40,385           0             16            23,283(6)
                              1995            0           0              0                 0

Salvatore A. Bucci,
  Senior Vice President and   1997      143,269      31,625          5,384                 0
   Chief Financial Officer    1996       81,923           0            140                 0
                              1995        2,500           0              0                 0

Jonathan K. Dodge(5),
  Vice President, Secretary   1997      162,500      25,000          5,817                 0
   and General Counsel        1996      149,354           0          4,819                 0
                              1995      150,000           0          8,240                 0

James G. Einloth,
  Vice President              1997      150,000           0          5,471                 0
                              1996      138,462           0          3,473                 0
                              1995      120,769           0          6,733                 0


(1) The amounts shown include compensation to Mr. DeGeorge relative to the split-dollar life insurance policy. The actual premium paid by the Company each year for this policy was $145,000 for 1997, 1996 and 1995. In addition, the Company paid $13,688 of legal costs during 1995 related to revisions of the split-dollar life insurance policy. The amounts included in Mr. DeGeorge's W-2 forms as income relative to the split-dollar life insurance policy, computed in accordance with the regulations of the Internal Revenue Service, were $1,247, $1,080 and $936 in 1997, 1996 and 1995, respectively. See "Certain Relationships and Related Transactions - Split-Dollar Life Insurance Policy" below. Also included are legal and accounting fees paid by the Company for estate planning and tax services of $2,000 and $1,590, respectively, for the years ended December 31, 1997 and 1996; and triathlon and biathlon racing team reimbursements of $1,109, $876 and $4,239 for the years ended December 31, 1997, 1996 and 1995, respectively, paid to Mr. DeGeorge and to his former spouse during the period of their marriage. Mr. DeGeorge has elected to include the racing team reimbursements in his compensation, notwithstanding the fact that these expenses could be considered legitimate promotional expenses for the benefit of the Company. The Company pays Mr. DeGeorge's credit card bills and credits the amounts paid to compensation or business expense according to the allocation provided by Mr. DeGeorge. For the years ended December 31, 1997, 1996 and 1995, the Company included $174,219, $90,288 and $56,279, respectively, in Mr. DeGeorge's compensation for non-business related credit card charges. In addition, the Company included in Mr. DeGeorge's compensation $46,144 and $11,880 of personal aircraft usage charges for the years ended December 31, 1997 and 1996, respectively.

(2) In 1995, Mr. DeGeorge received a salary of $709,615 of which $240,500 was payment of salary accrued at December 31, 1994.

(3) The amounts shown reflect premiums paid by the Company, and included in Mr. DeGeorge's W-2 forms, for a $10 million ($5 million in 1995) term insurance policy on the life of Mr. DeGeorge for the years 1997, 1996 and 1995.

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

(6) The amounts shown reflect relocation expenses paid and the corresponding income attributable to reimbursement for related income tax payments.

(a) STOCK OPTIONS AND RESTRICTED STOCK PURCHASE

     On October 13, 1994, the Company's stockholders approved the DeGeorge Financial Corporation 1994 Stock Option and Restricted Stock Plan, (the "1994 Plan") and 1,000,000 additional shares of Common Stock (in addition to the 810,000 shares reserved under a prior plan) were reserved for issuance under the 1994 Plan. On December 12, 1994, the Stock Option Committee of the Board of Directors authorized the surrender by Messrs. Herbert L. Getzler, a former director and executive officer of the Company, and Einloth of the options held by them (for 425,000 and 255,000 shares, respectively, of Common Stock) in exchange for rights to purchase 212,500 and 127,500 shares, respectively, of Common Stock at a price of $.10 per share. The Company granted a bonus to each of Messrs. Getzler and Einloth equal to the purchase price of such shares ($38,048 for Mr. Getzler and $24,079 for Mr. Einloth) and such shares were purchased on December 23, 1994. This bargain purchase transaction created taxable income for Messrs. Getzler and Einloth equal to the difference between the price they paid for the shares ($.10 per share) and the fair market value of the shares on the purchase date ($637,500). The Company has paid the taxes on this income and each of Messrs. Getzler and Einloth have given the Company a personal note ($154,835 for Mr. Getzler and $106,480 for Mr. Einloth) for the amount of taxes paid on their behalf by the Company, secured by the stock purchased, payable on demand and bearing interest at 10% per annum. Mr. Getzler's note has since been modified. See "Certain Relationships and Related Transactions - Transactions with Directors and Officers".

     On December 14, 1995 the Board approved ten year options for 10,000 shares at an exercise price of $1.00 per share for each of Messrs. Warren and Pascali and five year options for 20,000 shares at an exercise price of $1.00 for Mr. Fenske at which time Mr. Fenske surrendered 18,900 options granted to him on July 18, 1994.

     The Board also approved on December 14, 1995 ten year options, vesting one-third each year over three years, at an exercise price of $1.00 per share, for Messrs. DeGeorge, Getzler, and Dodge for 325,850, 214,130, and 46,550 shares of Common Stock, respectively, based upon the Company and individual business units meeting certain performance criteria. All of these options were surrendered in 1996.

     On October 15, 1996, the Board approved ten year options, vesting one-third each year, subject to certain vesting criteria, at an exercise price of $1.50 per share, for 400,000 shares of Common stock for Mr. DeGeorge; 200,000 shares for Mr. Hendel; 100,000 shares each for Messrs. Getzler and Einloth; 80,000 shares for Mr. Fenske; 25,000 shares for Mr. Bucci and a total of 50,000 shares for certain management employees. Mr. Bucci subsequently received an additional ten year option on December 3, 1996, for 75,000 shares, at an exercise price of $1.00 per share, also with similar vesting provisions.

     On March 14, 1997 the Board approved ten year options for 10,000 shares at an exercise price of $1.25 per share for each of Messrs. Warren and Pascali. In connection with the pending transaction to take the Company private, Messrs. Warren and Pascali have agreed to surrender all of their stock options in exchange for a payment of $7,500 to each of them (see "Pending Buyout Proposal" above). Also on March 14, 1997 and May 15, 1997, the Board approved ten year options, vesting one-third each year, subject to certain vesting criteria, at an exercise price of $1.25 per share, for 50,000 shares of Common Stock for Mr. Dodge; 10,000 shares for Mr. Einloth and 335,000 shares for certain management employees. During 1997, options for 210,000 shares were canceled in connection with the departure of certain officer and non-officer employees. Further, on February 6, 1997, Mr. Getzler surrendered the options granted to him in 1996 in exchange for a ten year option, at an exercise price of $1.50 per share, for 50,000 shares of Common Stock.

     On January 29, 1998, the Board removed the earnings criteria for vesting from all active options containing this qualification, leaving only the requirement that such options vest one-third each year over a three year period. As a result, options awarded during 1996 with three year vesting schedules became one-third vested on their respective anniversary dates in 1997. At December 31, 1997, options representing 505,897 shares of Common Stock were vested.

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

     The components of the Company's executive compensation program consist of base salaries, bonuses and stock options. The Company's compensation program is intended to provide executive officers with overall levels of compensation opportunity that are competitive with the financial services industry, as well as within a broader spectrum of companies of comparable size and complexity. The Company's compensation program is administered to support the Company's business mission and generate favorable returns for its stockholders.

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

                              STOCK PERFORMANCE GRAPH

The following graph compares the cumulative stockholder returns on the Company's Common Stock, the Nasdaq Composite Index and the capital stock of a representative group of three companies, in each case from December 31, 1992 through December 31, 1997. The values presented for each investment are based upon share price appreciation plus reinvested dividends and assumes an initial investment of $100.


                     COMPARATIVE 5-YEAR CUMULATIVE TOTAL RETURN
                       AMONG DEGEORGE FINANCIAL CORPORATION,
                      NASDAQ MARKET INDEX AND PEER GROUP INDEX

                                      [GRAPH]

                     ASSUMES $100 INVESTED ON DECEMBER 31, 1992
                            ASSUMES DIVIDENDS REINVESTED
                        FISCAL YEAR ENDING DECEMBER 31, 1997


                               12/31/92  12/31/93  12/31/94  12/31/95  12/31/96  12/31/97
DEGEORGE FINANCIAL CORPORATION    100.00     64.87     22.60     14.86     12.96     10.60
PEER GROUP INDEX                  100.00    113.05     93.88    147.36    143.04    207.96
NASDAQ MARKET INDEX               100.00    119.95    125.94    163.35    202.99    248.30


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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to (i) the beneficial holders of more than five percent of the Common Stock of the Company,
(ii) beneficial ownership by each director and Named Executive Officer and (iii) beneficial ownership by all directors and executive officers as a group, as of March 1, 1998, except as noted below:

                                                       SHARES BENEFICIALLY OWNED
                                                       -------------------------
NAME AND ADDRESS                                  NUMBER                   PERCENT
OF BENEFICIAL OWNER                               OF SHARES(1)             OF TOTAL
-------------------                               ---------                --------
Peter R. DeGeorge                                   5,801,903(2)              53.7%
c/o DeGeorge Financial Corporation
99 Realty Drive
Cheshire, Connecticut 06410

James G. Einloth                                      312,333(3)               2.9%
c/o DeGeorge Financial Corporation
99 Realty Drive
Cheshire, Connecticut 06410

Jonathan K. Dodge                                     136,500(4)               1.3%
c/o DeGeorge Home Alliance, Inc.
591 Park Avenue
New York, New York 10021

Gregory J. Hendel                                      66,666(5)                 *
c/o DeGeorge Financial Corporation
99 Realty Drive
Cheshire, Connecticut 06410

Salvatore A. Bucci                                     33,333(6)                 *
c/o DeGeorge Financial Corporation
99 Realty Drive
Cheshire, Connecticut 06410

P. Peter Pascali                                       20,000(7)                 *
c/o DeGeorge Financial Corporation
99 Realty Drive
Cheshire, Connecticut 06410

John H. Warren                                         20,000(7)                 *
c/o DeGeorge Financial Corporation
99 Realty Drive
Cheshire, Connecticut 06410

All directors and executive officers as a group       6,440,401               59.6%

-----------------------------------------

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

(2) Includes 5,668,570 shares of Common Stock owned by BNC Acquisition Corp. and an option (one-third vested of 400,000 shares) to purchase 133,333
     shares of Common Stock, acquired on October 15, 1996.   Mr. DeGeorge owns
     all of the capital stock of BNC and may be deemed to beneficially own the 5,668,570 shares of Common Stock owned by BNC.

(3) Includes an option (one-third vested of 100,000 shares) to purchase 33,333 shares of Common Stock acquired on October 15, 1996.

(4) Includes an option to purchase 67,000 shares of Common Stock acquired on July 18, 1994 and an option to purchase 50,000 shares of Common Stock acquired on December 12, 1994.

(5) Includes an option (one-third vested of 200,000 shares) to purchase 66,666 shares of Common Stock acquired on October 15, 1996.

(6) Includes an option (one-third vested of 25,000 shares) to purchase 8,333 shares of Common Stock acquired on October 15, 1996 and an option (one-third vested of 75,000 shares) to purchase 25,000 shares of Common Stock acquired on December 3, 1996.

(7) Includes an option to purchase 10,000 shares of Common Stock acquired on December 14, 1995 and an option to purchase 10,000 shares of Common Stock acquired on March 14, 1997, which options Messrs. Warren and Pascali have agreed to surrender in exchange for a payment of $7,500 to each of them (see "Pending Buy-out Proposal" above).

     The information required by Item 402(c) and 402(d) of Regulation S-K will be included in the Proxy Statement to be filed within 120 days of year end and is incorporated herein by reference.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

     To the best of the Company's knowledge, all statements of beneficial ownership required to be filed with the SEC for fiscal 1997 have been timely filed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

GENERAL

     The Company purchased the business of DeGeorge and Plymouth Capital from Insilco Corporation ("Insilco") in June 1988. Another group of assets of Insilco, the Star Services Division, was purchased by a special purpose corporation controlled by Mr. Peter R. DeGeorge, Chairman, Chief Executive Officer and principal stockholder of the Company, on May 31, 1990. The Star Services Division was reorganized as Star Services, Inc. of Delaware ("Star Services"), a wholly owned subsidiary of BNC.

     BNC is currently the principal stockholder of the Company. Mr. DeGeorge holds his controlling interest in the Company through BNC, a corporation wholly owned by him. Mr. DeGeorge is also Chairman and Chief Executive Officer and a director of BNC, Star Services and PRD. Certain other members of the Company's management are also officers and/or directors of these corporations (see "Directors and Executive Officers of the Registrant").

SETTLEMENT OF SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

     On November 12, 1997, the Company consented to the entry of an order by the Securities and Exchange Commission (the "SEC") ordering the Company to cease and desist from future violations of the anti-fraud provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 and the reporting, books and records and internal control provisions of the Securities Exchange Act of 1934 relating to the Company's disclosure or nondisclosure of certain related party transactions. In consenting to the entry of this order, the Company neither admitted nor denied the allegations made by the SEC in the order. No monetary sanction was imposed against the Company in the settlement. The order also required the Company to retain a consultant to review its internal procedures for recording and reporting related party transactions and to adopt the consultant's recommendations or propose alternatives. A consultant was hired by the Company in accordance with the order on December 1, 1997 and the consultant's report was filed with the SEC on February 9, 1998. It was the opinion of the consultant that an adequate system of internal accounting controls had been developed and implemented by the Company from late 1995 through 1996 and 1997 which was sufficient to provide reasonable assurance that the Company's related party transactions were recorded as necessary to permit the preparation of the Company's financial statements in conformity with generally accepted accounting principles. The consultant also made other recommendations which the Company either has adopted or intends to adopt. The SEC investigation, which lasted more than two years, cost the Company in excess of $600,000 in legal fees and related expenses.

     Concurrent with the Company's settlement, Mr. DeGeorge also consented, without admitting or denying the charges, to the entry by a federal district court of an order of permanent injunction against him based upon the same alleged violations. Mr. DeGeorge agreed to pay a fine of $50,000 to the SEC and a payment to the Company in the nature of restitution of $248,000 (which includes $44,000 of prejudgment interest).

TRANSACTIONS WITH STAR SERVICES, BNC AND PRD

     The assets of Star Services consist principally of a portfolio of real estate, mortgages and related accounts receivable in the process of liquidation. Most of these assets were originally owned by the Miles Homes division of Insilco, but were not purchased as part of the original acquisition transaction in June 1988.

     The Company provides computer, data processing, account management, accounting and administrative services to Star Services, since Star Services has no employees of its own. A significant percentage of Star Services' remaining active accounts were sold during 1995. The number of accounts being liquidated by Star Services has declined from a high of 2,352 in 1990 to 59 at December 31, 1997. The amount of time devoted to Star Services by the Company's employees has likewise diminished substantially to a relatively insignificant amount.

     As of November 8, 1995, Star Services sold a townhouse located at 591 Park Avenue to PRD. By lease dated as of November 16, 1995, DeGeorge leased the premises at 591 Park Avenue from PRD for a 15 year term commencing December 1, 1995 for a rental equal to the operating costs of the facility, plus the costs of any repairs or capital improvements. A change in control of DeGeorge constitutes an assignment under the lease to which PRD's consent is required.

     This arrangement of zero rent, other than the costs listed above, is essentially the same as the arrangement that had existed between DeGeorge and Star Services. Prior to the sale to PRD, since January 1, 1994, the Company had reimbursed Star Services, or paid in lieu of rent, the operating costs of this facility in return for the usage of the building. The Company believes that the fair market value of the usage of the premises at 591 Park Avenue by the Company exceeds the expenses paid in lieu of rent, since a commercial lease would include, in addition to operating expenses, some element of the return of capital invested in the building. The Company also believes that the fair market value of the services provided by Company personnel to Star Services in 1997 was less than or equal to the bargain element of the rental arrangement for the use of 591 Park Avenue and, accordingly, believes that the arrangements between the Company and Star Services were comparable to, or more favorable to the Company than, those that would be entered into by unaffiliated parties.

     The operating expenses of 591 Park Avenue totaled $205,000, $216,000 and $236,000 in 1997, 1996 and 1995, respectively. In addition, the Company expended a total of $289,000 for capital improvements to this facility in 1997.

     The property at 591 Park Avenue, in addition to serving as Mr. Dodge's principal office and as accommodations in New York City for visiting Company personnel, also serves as a convenient place for meetings of the Company's Board of Directors and has been used for meetings with outside attorneys, accountants, stockholders, investment bankers, commercial bankers and marketing personnel. Maintenance of this office also satisfies a covenant in the indenture governing the 12% Senior Notes due 2001. This facility has also been used for job interviewing, meetings with acquisition candidates and securities analysts and as a set for the filming of one of DeGeorge's infomercials.

     On occasion, the Company's in-house general counsel and chief financial officer have provided services, generally consisting of tax planning, to BNC, Star Services or PRD. The fair value of these services was not material and was not in excess of $60,000 for 1997, 1996 or 1995. In addition, during 1998 the Company's general counsel began providing legal services to the brother of Mr. DeGeorge. Fees for these services are paid to the Company on a fair market value basis.

TRANSACTIONS WITH DIRECTORS AND OFFICERS

     On May 9, 1994, DeGeorge purchased a condominium in Cheshire, Connecticut. DeGeorge rented the property to Mr. DeGeorge for $2,500 per month or a total of $30,000 for 1995 and $20,000 for the period January to August 1996 (at which time he moved out). DeGeorge is holding this property for use by employees. DeGeorge paid taxes and utilities on this property, and during 1997 disbursed $33,700 for capital improvements. This property is predominantly utilized by an employee of the Company, who cares for the property, and since December 1997, by Mr. DeGeorge when he is in Connecticut. These individuals pay DeGeorge a pro-rata estimated amount to reimburse DeGeorge for operating costs.

     On April 11, 1996, Mr. Herbert L. Getzler, a former director and executive officer of the Company, borrowed $608,000 from the Company. This amount was used to repay (i) $154,000 borrowed from the Company by Mr. Getzler on December 30, 1994, to pay taxes on restricted Common Stock purchased by him on December 23, 1994, at a discount plus interest of $20,000 on that amount, (ii) a loan by the Company to Mr. Getzler of $160,000 made on January 3, 1995, to meet margin calls on his Common Stock plus interest on that amount of $20,000, and (iii) a loan from Mr. DeGeorge to Mr. Getzler of $200,000 made on December 3, 1992 plus interest on that amount at 7% per annum totaling $52,000.

     Mr. Getzler resigned as a director of the Company in March 1997. In connection with his resignation, he relinquished his existing stock options in exchange for a fully vested 10 year option to acquire 50,000 shares of Common Stock at an exercise price of $1.50. Also, in connection with his resignation, Mr. Getzler executed a modified promissory note for $662,000 as of February 19, 1997, which represents the amount borrowed on April 11, 1996, as previously disclosed, plus interest accrued to February 19, 1997. The modified promissory note, instead of being a demand note, has a maturity date of February 19, 2000, but becomes a demand note if and when the Common Stock closes on Nasdaq or any other exchange on which it is then traded at a price of $5.00 per share or more on any five consecutive trading days after the date of such note. The note continues to bear interest at a rate of 10% per annum and remains secured by 303,752 shares of Common Stock. Interest accrues and is payable on the date the outstanding principal balance is paid. This note is non-recourse to Mr. Getzler, except for the stock pledged as security. There is no prepayment penalty on the note. It is anticipated that Mr. Getzler will be a participant in the buyout group and exchange the shares of Common Stock pledged as security for this note for shares of the new private company, which new shares will remain subject to the pledge (see "Pending Buyout Proposal" above).

     Also, on April 11, 1996, Mr. James G. Einloth, currently a director and vice president of the Company, borrowed $309,000 from the Company. This amount was used to repay (i) $106,000 borrowed from the Company by Mr. Einloth on December 30, 1994, to pay taxes on restricted Common Stock purchased by him on December 23, 1994, at a discount plus interest of $14,000 on that amount, and
(ii) a loan from Mr. DeGeorge to Mr. Einloth of $150,000 made on December 3, 1992, plus interest on that amount at 7% per annum totaling $39,000.

     The loan to Mr. Einloth described above is secured by 154,727 shares of Common Stock. It is evidenced by a demand note which bears interest at a rate of 10% per annum. Interest accrues and is payable on the date the outstanding principal balance is paid. Mr. Einloth's note is non-recourse to him, except for the stock to be pledged as security. There is no prepayment penalty on this note. Mr. Einloth is also anticipated to be a participant in the buy-out group and to exchange the shares of Common Stock pledged as security for this note for shares of the new private company, which new shares will remain subject to the pledge (see "Pending Buy-out Proposal" above).

     Mr. DeGeorge's son, a college student who had a summer job with the Company in 1997 and 1996, continues to work for the Company on a part-time basis and has the occasional use of a company-owned vehicle.

     DeG Capital Partners Ltd., a Florida limited partnership ("DEGC") whose partners are the parents of Mr. DeGeorge, rents office space from DeGeorge/Florida. DEGC is the managing member of DeG Capital Management, L.C., a Florida limited liability company ("DEGM"). The Company believes that the terms of this arrangement are equivalent to an arm's length transaction. During 1997, rent and other costs charged to DEGM by the Company totaled $103,000. Of this amount, the Company exchanged $25,000 for a 10% membership interest in DEGM. The employees of DEGC and DEGM participate in the employee benefit plans of the Company for which expense the Company is reimbursed by DEGC and DEGM.

THE FAT LOSS COACH VENTURE

     On April 22, 1995, DeGeorge first televised an infomercial in a selected market featuring Charles Remington, the "Fat Loss Coach" selling a customized diet and exercise plan. Pursuant to an agreement dated as of May 17, 1995, 40% of the net profits from this venture were to have been paid to Mr. Remington and 60% to DeGeorge after all costs have been recovered. Those costs (net of revenue generated) totaled approximately $1.2 million as of December 31, 1997. This venture was originally a project of DeGeorge Sports, Inc., a Delaware corporation ("Sports"), which was then a wholly-owned subsidiary of BNC, which undertook it, in part, to familiarize itself and Company executives with direct response marketing, with the objective of utilizing this medium for the marketing of the Company's products. The initial costs of filming the Fat Loss Coach infomercials were funded by advances from DeGeorge to Sports. No term or interest rate was specified. The oral arrangement surrounding these advances provided for a personal guarantee of the amounts advanced by Mr. DeGeorge. At year end 1994, the Sports bills paid by DeGeorge totaled $124,000 while the gross compensation deferred by Mr. DeGeorge for that year totaled $240,000. Mr. DeGeorge's deferred compensation amount was paid in January 1995, at which time BNC determined to transfer all of its interest in Sports (and thus the venture) to DeGeorge for a nominal consideration. The transfer was delayed because the then outstanding loan agreement between BT Commercial Corporation and DeGeorge prohibited the formation or acquisition of new subsidiaries. The transfer was completed on May 17, 1995. Mr. DeGeorge's oral guarantee terminated upon the transfer. As of May 1996, Sports signed an agreement for an outside party to manage the Fat Loss Coach venture in exchange for a royalty. This outside party went out of business in 1997 after paying an additional $56,000 in royalties.

THE DEGEORGE RACING TEAM

     DeGeorge has sponsored, and continues to sponsor certain amateur athletes (some of whom are or were employees of the Company or its subsidiaries) who compete in biathlon or triathlon events by reimbursing travel, entrance fees and equipment expenses. In the past certain professional athletes were also given small stipends, although that is no longer the case. These athletes wear DeGeorge logos and this sponsorship is a promotional venture for the Company. Mr. DeGeorge also competed in some races and received reimbursements for equipment and entrance fees. These amounts for Mr. DeGeorge totaled $1,109, $876 and $4,239 for 1997, 1996 and 1995, respectively, and have been included in computing Mr. DeGeorge's compensation reported herein. Expenses for sponsorships totaled $68,500 in 1997, $79,600 in 1996 and $39,600 in 1995.

USAGE OF COMPANY JET AIRCRAFT

     The jet aircraft in which the Company has a one-half interest is managed by an independent aircraft charter service and is regularly chartered by third parties or used by Company personnel for Company business as required. Mr. DeGeorge has also used the aircraft for personal travel, the cost of which has been charged to Mr. DeGeorge as compensation.

SPLIT-DOLLAR LIFE INSURANCE POLICY

     During 1992, the Company entered into a "split-dollar" life insurance agreement with Mr. DeGeorge and a trust established by him, pursuant to which the Company has assisted in purchasing a survivorship insurance policy on the lives of Mr. DeGeorge and his former spouse in the amount of $21.8 million. Should Mr. DeGeorge remarry, the policy would be a survivorship policy on him and his new spouse. The owner and beneficiary of the policy is a trust, of which Mr. DeGeorge's descendants are beneficiaries. The trust reimburses the Company for a minor portion of the premiums on such policy. Upon demand, the Company is entitled to receive the lesser of (a) the cash surrender value of the policy at such time, or (b) the total of premiums theretofore paid on the policy by the Company, reduced by any other amounts previously received by the Company under the agreement. In the event of the death of the survivor of Mr. DeGeorge and his former spouse while the agreement is in effect, the Company will be entitled to receive from the policy proceeds in amount equal to the premiums paid by the Company, reduced by any other amounts previously received by the Company under the agreement. The balance of the proceeds will be paid to the trust, which will use such proceeds to purchase shares of Common Stock held by the estate of Mr. DeGeorge. Annual premiums of $145,000 were paid in each of the years 1997, 1996 and 1995 by the Company.

     In addition, the Company maintains a term insurance policy on the life of Mr. DeGeorge in the amount of $10 million. This policy was increased in December 1996 from the previous level of $5 million. The increase in the face amount of the policy was arranged to take advantage of favorable rates available at the time and to take into account a possible increase in the value of the Company's Common Stock. The owner and beneficiary of the policy is the above-described trust for the benefit of Mr. DeGeorge's descendants. Should Mr. DeGeorge predecease his former spouse, the term insurance would be paid to the trust, which would use the proceeds to purchase shares of Common Stock held by the estate of Mr. DeGeorge. The annual premium for this term insurance policy increases annually and was

$20,350 in 1997, $21,350 in 1996 (reflecting the increase in the face value of the policy) and $10,700 in 1995, which amounts have been included in Mr. DeGeorge's compensation for the respective years.

FLORIDA LITIGATION

     DeGeorge/Florida paid the legal fees to defend Mr. DeGeorge in a lawsuit in federal court against Mr. DeGeorge by a local Florida custom builder (GOZZO V. DEGEORGE, S.D. FLA.). This action was settled with no payment by Mr. DeGeorge. The Company's Board of Directors determined that the defense of this action was a legitimate corporate expense of DeGeorge/Florida. On June 30, 1995, Mr. DeGeorge and DeGeorge/Florida initiated a Florida state court action against Mr. Gregory Gozzo and his related companies stating claims for tortious interference and unfair trade practices. On January 5, 1996, Mr. Gozzo filed a counterclaim alleging unjust enrichment, fraud, QUANTUM MERUIT, and theft of trade secrets. This case is still in the discovery stage. The costs of this state court lawsuit are also being borne by the Company. The expenses for both the federal and state actions totaled $0, $2,400 and $132,000 in 1997, 1996 and 1995, respectively.

                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS

     Independent Auditor's Report of McGladrey & Pullen, LLP on the consolidated financial statements as of and for the year ending December 31, 1997

     Report of Independent Accountants of Price Waterhouse LLP on the consolidated financial statements as of and for each of the years in the two year period ending December 31, 1996

     Consolidated Balance Sheets as of December 31, 1997 and 1996

     Consolidated Statements of Operations for the years ending December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows for the years ending December 31,
      1997, 1996 and 1995

     Consolidated Statements of Changes in Stockholders' Equity for the years ending December 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES


     All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or are included in the Notes to Consolidated Financial Statements.

(b) REPORTS ON FORM 8-K

     The registrant filed the following Current Report on Form 8-K during the quarter ended December 31, 1997:

DATE                ITEM REPORTED
----                -------------

December 5, 1997    Disclosure of action taken on December 1, 1997 by the Board of Directors of the Company approving an agreement in principle whereby a new company to be formed by Mr.
                    DeGeorge, and possibly certain other persons, would acquire via merger all outstanding common stock of the Company, other than shares owned by members of the buy-out group, at a cash price of $1.50 per share pursuant to the recommendation of the Special Committee of the Board composed of the Company's two independent outside directors, subject to the execution of a mutually satisfactory merger agreement and obtaining all necessary corporate and regulatory approvals, but not subject to financing.

                    Disclosure of a class action lawsuit challenging Mr. DeGeorge's September 12, 1997 buy-out offer of $1.30 per share having been filed in the Court of Chancery of the State of Delaware in and for New Castle County.

                    Disclosure of notification received on December 3, 1997, wherein the Company was notified by The Nasdaq Stock Market, Inc. that a Listing Qualifications

                    Panel had decided to delist the Company's common stock from the Nasdaq National Market, effective with the close of business on December 3, 1997.

(c) EXHIBITS

2.1 Agreement and Plan of Merger among Peter R. DeGeorge, DeGeorge Financial Acquisition Corp., BNC Acquisition Corp., the Continuing Stockholders named therein and DeGeorge Financial Corporation, dated as of January 29, 1998 is attached hereto as Exhibit 2.1.

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

4.4 Certificate of designations, preferences and rights of 121/2% Cumulative Preferred Stock of DeGeorge, previously filed with the SEC as Exhibit 4.5 to the registrant's registration statement on Form S-1 (File No. 33-50696), on August 10, 1992, is incorporated herein by reference.

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

10.14 Asset Purchase Agreement, dated August 23, 1993, among Patwil Homes, Inc., Skor Exit, Inc. ("Skor"), Peter B. Orthwein and George Skakel, III, previously filed with the SEC as Exhibit 1 to the registrant's Current Report on Form 8-K, on September 2, 1993, is incorporated herein by reference.

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

10.38 First Amendment to Construction Loan Purchase and Servicing Agreement dated as of March 1, 1997, previously filed with the SEC as Exhibit
          10.38 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, on March 31, 1997, is incorporated herein by reference.

10.39 Second Amendment to Construction Loan Purchase and Servicing Agreement dated as of June 1, 1997, previously filed with the SEC as Exhibit
          10.39 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, on August 19, 1997 is incorporated herein by reference.

10.40 Third Amendment to Construction Loan Purchase and Servicing Agreement dated as of August 1, 1997, previously filed with the SEC as Exhibit
          10.40 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, on November 14, 1997 is incorporated herein by reference.

11 Statement Regarding Computation of Per Share Earnings is attached hereto as Exhibit 11.

21        Subsidiaries of the Company is attached hereto as Exhibit 21.

24 Powers of Attorney, dated March 16, 17, 18 and 30, 1998 are attached hereto as Exhibit 24.

                                     SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DEGEORGE FINANCIAL CORPORATION
                                       (Registrant)

Dated:  March 31, 1998

                                       By:  /s/  PETER R. DEGEORGE
                                           -----------------------
                                            Peter R. DeGeorge
                                            Chairman and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 31, 1998

                                       By:  /s/  SALVATORE A. BUCCI
                                           ------------------------
                                            Salvatore A. Bucci
                                            Senior Vice President and
                                            Chief Financial Officer


DIRECTORS:

PETER R. DEGEORGE
P. PETER PASCALI
JOHN H. WARREN
JAMES G. EINLOTH

     Jonathan K. Dodge, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the Registrant pursuant to powers of attorney duly executed by such persons.


Dated:  March 31, 1998

                                       By:  /s/  JONATHAN K. DODGE
                                            ----------------------
                                            Jonathan K. Dodge
                                            (Attorney-in-fact)

                            Independent Auditor's Report



To the Stockholders and
Board of Directors of
DeGeorge Financial Corporation


We have audited the accompanying consolidated balance sheet of DeGeorge Financial Corporation as of December 31, 1997, and the related consolidated statements of operations, cash flows and changes in stockholders' equity (deficit) for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of DeGeorge Financial Corporation and its subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying 1997 financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, during 1997 the Company incurred a loss from operations of $17.8 million and its total liabilities exceeded its total assets by $11.3 million at December 31, 1997. In addition, the Company is currently dependent on its ability to generate sufficient qualifying construction notes receivable which could be financed to provide cashflow for its working capital needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 4 to the cosolidated financial statements, the Company adopted Statement of Financial Accounting Standards, No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" on January 1, 1997 and changed its method of accounting for transfers of loans.



/s/ McGLADREY & PULLEN, LLP

New Haven, Connecticut
March 20, 1998

                         Report of Independent Accountants



To the Stockholders and
Board of Directors of
DeGeorge Financial Corporation


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows, and of changes in stockholders' equity as of and for each of the two years in the period ended December 31, 1996 (appearing on pages 47 through 50 of this Form 10-K Annual Report) present fairly, in all material respects, the financial position, results of operations and cash flows of DeGeorge Financial Corporation and its subsidiaries as of and for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of DeGeorge Financial Corporation for any period subsequent to December 31, 1996.







/s/ PRICE WATERHOUSE LLP

Stamford, Connecticut
March 14, 1997

                           DEGEORGE FINANCIAL CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                             DECEMBER 31, 1997 AND 1996
                                 ($ IN THOUSANDS)

                                                                 1997           1996
                                                             ---------       --------
ASSETS
Cash and cash equivalents                                    $   1,179       $  3,737
Notes receivable, net                                          124,181         29,507
Mortgage loans held for sale                                       451              -
Receivables from related parties                                   661          1,047
Construction projects in process and inventory                   4,774          7,833
Land held for sale                                                 184            417
Prepaid expenses and other assets                                3,777          4,587
Holdback reserve deposit, net                                   10,686         18,828
Mortgage servicing rights                                            -          5,982
Senior Bond collateral fund                                      2,829          3,008
Real estate owned                                                3,280          3,787
Property, plant and equipment, less
 accumulated depreciation of $3,024
 and $2,751, at 1997 and 1996, respectively                     13,146         12,191
Assets of discontinued operations                                1,060          2,549
Deferred income taxes                                                -            336
Intangible assets, less accumulated
 amortization of $2,071 and $3,120
 at 1997 and 1996, respectively                                  1,554          2,006
                                                             ---------       --------
     Total assets                                            $ 167,762       $ 95,815
                                                             ---------       --------
                                                             ---------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                             $  11,569       $  7,053
Accrued construction costs and unearned
 income on sold notes receivable                                 4,358         28,857
Accrued expenses                                                 7,236          4,399
Deferred income                                                  4,623              -
Customer deposits                                                  255            821
Collateralized borrowings                                      103,430              -
12% Senior notes                                                43,819         43,738
Notes payable                                                    3,757          3,527
Capital lease obligations                                            -            925
                                                             ---------       --------
      Total liabilities                                        179,047         89,320
                                                             ---------       --------
Commitments and contingencies (Note 13)

Stockholders' equity (deficit):
Common Stock; par value $.10, 25,000,000
 shares authorized, 10,810,193 shares issued
 and outstanding                                                 1,081          1,081
Paid in capital                                                 47,384         47,384
Accumulated deficit                                            (59,750)       (41,970)
                                                             ---------       --------
      Total stockholders' equity (deficit)                     (11,285)         6,495
                                                             ---------       --------
     Total liabilities and stockholders' equity (deficit)    $ 167,762       $ 95,815
                                                             ---------       --------
                                                             ---------       --------

          See accompanying notes to consolidated financial statements

                         DEGEORGE FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDING DECEMBER 31, 1997, 1996 AND 1995
                    ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              1997          1996          1995
                                            --------      -------       -------
Financial services income                   $ 12,080      $ 7,088       $ 6,594
                                            --------      -------       -------
Contract services:
  Contract revenue                            58,868       76,477        56,974
  Materials and handling charges             (36,763)     (47,040)      (35,656)
                                            --------      -------       -------
    Contract services income                  22,105       29,437        21,318
                                            --------      -------       -------
Construction services:
  Construction revenue                        10,676        9,685         3,641
  Cost of construction                        (9,235)      (7,718)       (2,614)
                                            --------      -------       -------
    Construction services income               1,441        1,967         1,027
                                            --------      -------       -------

    Total income                              35,626       38,492        28,939

  Operating expenses:
   Selling                                    15,777       12,786        11,998
   General and administrative                 18,270       17,104        15,138
   Provision for credit losses                 4,282        1,975         2,460
   Interest expense                           10,121        6,230         7,558
   Other expense (income)                      1,344         (194)          210
   Distribution center closing costs           2,799            -             -
   Restructuring expense                           -            -         1,358
                                            --------      -------       -------
  (Loss) income from continuing
   operations before income taxes            (16,967)         591        (9,783)


   Income tax (provision) benefit               (516)         236        (1,272)
                                            --------      -------       -------
  (Loss) income from continuing
   operations                                (17,483)         827       (11,055)

  Discontinued operations-Patwil Homes,
   Inc.
  (Loss) income from operations                 (297)         350        (8,412)
  Estimated loss on disposal during
    the phase out period                           -            -        (8,206)
                                            --------      -------       -------
  Net (loss) income                         $(17,780)     $ 1,177      $(27,673)
                                            --------      -------       -------
                                            --------      -------       -------

  Basic and diluted (loss) earnings per
  common share:
   (Loss) income from continuing
   operations                               $  (1.62)     $  0.08      $  (1.02)
   (Loss) income from discontinued
   operations                                  (0.03)        0.03         (1.54)
                                            --------      -------       -------
   Net (loss) income                        $  (1.65)     $  0.11      $  (2.56)
                                            --------      -------       -------
                                            --------      -------       -------


          See accompanying notes to consolidated financial statements

                            DEGEORGE FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDING DECEMBER 31, 1997, 1996 AND 1995
                                  ($ IN THOUSANDS)



                                                                    1997           1996           1995
                                                                 ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                $  (17,780)     $   1,177     $  (27,673)
                                                                 ----------      ---------     ----------
Adjustments to reconcile net (loss) income to
 net cash provided by operating activities:
     Depreciation and amortization                                    7,645         12,118          5,772
     Accretion of discount on collateralized borrowings               4,715            -              -
     Provision for credit losses                                      4,282          2,257          4,584
     Provision for sales promotions and incentives                    2,350          3,211          6,220
     Loss (gain) on sale of property, plant and equipment               298           (651)             8
     Gain on early debt extinguishment                                  -             (100)           -
     Loss (gain) from discontinued operations                           297           (350)        16,619
     Loss (gain) on sale of real estate owned                          (410)           760          1,126
     Gain on sale of loans                                             (728)           -              -
     Loans originated for sale                                      (39,425)           -              -
     Proceeds from sales of loans                                    39,702            -              -
     Notes receivable originated for sale                               -         (144,810)       (80,969)
     Proceeds from sales of notes receivable,
        net of discounting and holdback                                 -          142,131        105,401
     Decrease (increase) in other operating assets13,996            (29,121)       (18,314)
     (Decrease) increase in other operating liabilities             (13,115)         9,879         13,050
                                                                 ----------      ---------     ----------
       Total adjustments                                             19,607         (4,676)        53,497
                                                                 ----------      ---------     ----------
       Net cash provided by operating activities of:
        Continuing operations                                         1,827         (3,499)        25,824
        Discontinued operations                                       1,192          5,464           (672)
                                                                 ----------      ---------     ----------
     Net cash provided by operating activities                        3,019          1,965         25,152
                                                                 ----------      ---------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales of property, plant and equipment             2,829          5,373          2,628
     Purchase of property, plant and equipment                       (4,955)        (6,643)        (3,409)
     Proceeds from sales of real estate owned                         3,037          1,166          1,887
     Net increase in notes receivable                               (97,969)           -              -
     Notes receivable repurchased                                    (6,540)           -              -
                                                                 ----------      ---------     ----------
  Net cash (used in) provided by investing activities              (103,598)          (104)         1,106
                                                                 ----------      ---------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from collateralized borrowings,
      net of discounting                                            108,700            -              -
     Repayments of collateralized borrowings                         (9,985)           -              -
     Principal payments on notes payable - revolver                     -              -          (61,372)
     Borrowings on notes payable - revolver                             -              -           40,600
     Principal payments on notes payable - other                       (442)          (118)           -
     Borrowings on notes payable - other                                673            -              -
     Deferred debt issue cost                                           -              -              (26)
     Principal payments on 12% senior notes                             -             (525)        (3,601)
     Principal payments on capital leases                              (925)          (319)          (322)
                                                                 ----------      ---------     ----------
 Net cash provided by (used in) financing activities                 98,021           (962)       (24,721)
                                                                 ----------      ---------     ----------

Net change in cash and cash equivalents                              (2,558)           899          1,537

Cash and cash equivalents - beginning of the year                     3,737          2,838          1,301
                                                                 ----------      ---------     ----------
Cash and cash equivalents - end of the year                      $    1,179      $   3,737     $    2,838
                                                                 ----------      ---------     ----------
                                                                 ----------      ---------     ----------

            See accompanying notes to consolidated financial statements

                           DEGEORGE FINANCIAL CORPORATION
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE YEARS ENDING DECEMBER 31, 1997, 1996 AND 1995
                                 ($ IN THOUSANDS)


                                COMMON STOCK
                         -------------------------        PAID-IN      ACCUMULATED
                           SHARES           AMOUNT        CAPITAL        DEFICIT         TOTAL
                         ----------        -------       --------      ---------       --------
December 31, 1994        10,810,193        $ 1,081       $ 47,384      $ (15,474)      $ 32,991
 Net Loss                       -              -              -          (27,673)       (27,673)
                         ----------        -------       --------      ---------       --------
December 31, 1995        10,810,193          1,081         47,384        (43,147)         5,318
 Net Income                     -              -              -            1,177          1,177
                         ----------        -------       --------      ---------       --------
December 31, 1996        10,810,193          1,081         47,384        (41,970)         6,495
 Net Loss                       -              -              -          (17,780)       (17,780)
                         ----------        -------       --------      ---------       --------
December 31, 1997        10,810,193         $1,081        $47,384       $(59,750)      $(11,285)
                         ----------        -------       --------      ---------       --------
                         ----------        -------       --------      ---------       --------

            See accompanying notes to consolidated financial statements

                           DEGEORGE FINANCIAL CORPORATION

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BUSINESS OF THE COMPANY:

     DeGeorge Financial Corporation (the "Company") is a holding company whose significant assets are its investment in its wholly owned operating subsidiaries DeGeorge Home Alliance, Inc. ("DeGeorge"), and its wholly owned subsidiary, Plymouth Capital Company, Inc. ("Plymouth Capital"); DeGeorge Homes of Florida, Inc. ("DeGeorge/Florida") and DeGeorge Homes of New England, Inc. ("DeGeorge/New England"). The combined assets, liabilities, earnings and equity of DeGeorge, Plymouth Capital, DeGeorge/Florida and DeGeorge/New England are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. Accordingly, separate financial statements and other disclosures concerning DeGeorge, Plymouth Capital, DeGeorge/Florida and DeGeorge/New England are not deemed to be material to investors. In November 1995, the Company announced the closing of its Patwil Homes' business (see "Note 20 - Discontinued Operations").

     DeGeorge provides a combination of construction financing and support services in 47 states, primarily from its Cheshire, Connecticut facility. DeGeorge's financing package facilitates home ownership, with significantly lower equity investments than are typically required by construction lenders and mortgage financing institutions, by offering single-source financing at competitive rates for land purchased by its customers (up to 95% of land acquisition costs) and 100% construction financing for services, materials and construction work performed by approved subcontractors engaged by its customers. The construction financing provided by Plymouth Capital is secured by a mortgage on the home and home site. Plymouth Capital establishes a construction loan account against which payment for land, closing costs, materials, subcontractor services and the DeGeorge services are charged. During the construction period the customer pays only interest on the loan usually after an initial interest-free grace period. Permanent financing, once the home is completed, is either obtained by the customer from a third-party lender with assistance from Plymouth Capital, or provided directly by Plymouth Capital with the loan typically being sold in the secondary mortgage market.

     The Company is also engaged in custom turnkey homebuilding operations through its DeGeorge/Florida and DeGeorge/New England subsidiaries and mortgage banking operations through Plymouth Capital, primarily in Connecticut and Florida.

     During the second quarter of 1997, DeGeorge introduced local purchase of building materials in the customer's area as its exclusive method of providing materials purchasing services to its customers. Local purchasing enables DeGeorge to timely meet its customers' building materials needs by arranging for direct delivery from local vendors to customers' building sites. This approach eliminated the former process of purchasing and warehousing building materials by DeGeorge for later delivery to customers from DeGeorge owned or leased distribution centers, which locations restricted DeGeorge's ability to expand its sales areas and burdened DeGeorge with escalating shipping and fixed facilities costs. Accordingly, DeGeorge closed all three of its distribution centers in the second quarter of 1997 and began servicing customers through local vendors at that time (see "Note 15 - Restructuring Expense").

     The Company is currently dependent upon cash flow from the financing of construction loans for its working capital needs. Since April 1995, the Company has been transferring its construction loans to a mortgage financing company pursuant to the Construction Loan Purchase and Servicing Agreement (the "Construction Loan Agreement"), under which the Company may, at its discretion and subject to certain criteria, transfer all of its construction loans. On June 1, 1997, certain provisions of

                           DEGEORGE FINANCIAL CORPORATION
the Construction Loan Agreement were amended (the "June 1997 Amendment"), including a reduction in the holdback deposit requirement from 12% to 8% and a change in the benchmark for computing the interest rate on its borrowings, from prime plus 11/2% to the three month London Interbank Offered Rate ("LIBOR") plus 3% (10% and 8.91%, respectively, at December 31, 1997), effectively reducing the interest rate on its borrowings 109 basis points at December 31, 1997. The June 1997 Amendment also extended the term of the Construction Loan Agreement to June 1, 1999. As of August 1, 1997, the Construction Loan Agreement was further amended to provide for transfer of construction loans for turnkey activities and an earlier transfer of core business construction loans involving customer land acquisition advances.

     Under the Construction Loan Agreement, loans are transferred at face value, net of cost of funds discounting. The Construction Loan Agreement also provides for a deposit account, owned by the Company, for retention of a portion of the proceeds from the transfer of construction loans as security for credit losses. The balance of deposits at December 31, 1997 and December 31, 1996 was $12.4 million and $22.4 million, respectively. The significant decrease in the balance of deposits is attributable to the one-third reduction in reserve requirements as provided for in the June 1997 Amendment, which resulted in the return of $7.5 million of deposits to the Company in June 1997. Deposits are reflected in the financial statements net of provision for estimated credit losses ($1.7 million and $3.6 million at December 31, 1997 and December 31, 1996, respectively) on construction loans transferred. (see "Note 5 - Transfer and Servicing of Notes Receivable").


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. As a result of discontinuing the operations of Patwil Homes, related assets as of December 31, 1997, and 1996, have been classified as "Assets of discontinued operations" and operating results for each of the years presented are separately stated as "Discontinued operations". All intercompany accounts and transactions have been eliminated.

     RECLASSIFICATIONS

     Certain reclassifications have been made to the accompanying 1996 and 1995 consolidated financial statements to conform to the 1997 presentation. These reclassifications had no effect on net (loss) income.

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

                           DEGEORGE FINANCIAL CORPORATION

     FINANCIAL SERVICES INCOME

     Financial services income is comprised principally of interest charged to customers on construction loans, net loan servicing income, loan origination fees and customer insurance placement fees. Net loan servicing income represents fees collected by the Company for servicing construction loans that have been sold, offset by amortization of mortgage servicing rights recorded at the time of the construction loan sale. Interest on construction financing, which is accrued and included in operating income, is based on contractually established interest rates applied against outstanding customer loan balances, and is posted monthly to customers' accounts. Interest is not recognized as income on customer accounts where substantial doubt exists as to collectibility. Loan origination fees, net of direct loan origination costs, are deferred and amortized as an adjustment to the loan's yield generally over the contractual life of the loan, utilizing a method which approximates the interest method.

     Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. ("FAS") 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Under FAS 125, the Company began accounting for the transfer of its notes receivable under the Construction Loan Agreement as a pledge of collateral under a borrowing arrangement for all transactions occurring after December 31, 1996. Prior to January 1, 1997, the Company accounted for the transfers of its receivables as sales. Although there is no difference in substance or form from sales of notes receivable that occurred prior to January 1, 1997 to those that transferred after December 31, 1996, the transactions that occurred prior to 1997 retain their sale characteristics in the financial statements since FAS 125 prohibits retroactive application to transactions occurring before January 1, 1997. Thus, loans transferred prior to 1997 are not recognized as assets (or as pledged collateral) on the balance sheets of the Company, while loans transferred in 1997 are so recognized.

     Consistent with the adoption of FAS 125, financial services income includes interest accrued on construction loans transferred pursuant to the Construction Loan Agreement after December 31, 1996 without offset for related interest expense. The cost of the related collateralized borrowings on notes receivable transferred after 1996 is included in interest expense. For loans underwritten prior to 1997, servicing income continues to be recognized net of servicing expense in financial services income.

     CONTRACT SERVICES INCOME

     Contract services income represents the revenue on DeGeorge's core business of construction support activities. DeGeorge's closure of its distribution centers in April 1997 fundamentally changed its method of operations. Contract services income represents margin earned by DeGeorge from services rendered to customers, including technical support services, budgeting services and materials purchasing services. In April 1997, concurrent with the closing of its distribution centers, DeGeorge determined that recording contract services income ratably over the service period based on the ratio of services performed at the time of sale and thereafter to total services performed over the service period more closely matched DeGeorge's new business operations. Accordingly, upon the closing of the construction loan, which is the confirmed point of sale for DeGeorge, 60% of the related contract service income is recognized with the balance of unearned contract services income recognized ratably over the following ten month period.

     For contracts fulfilled prior to April 1997, contract revenue and materials charges were recognized based on the ratio of individual shipments of materials to total shipments of materials. Contract revenue is reflected net of sales discounts and allowances, which typically consist of a free interest period or merchandise.

                           DEGEORGE FINANCIAL CORPORATION

     An allowance for sales promotions is established through a provision for sales promotions charged to operations on a basis consistent with the recognition of related contract services income and is recorded as an offset against contract fee income. This allowance is recognized on the balance sheet as a reduction of notes receivable and is maintained at a level considered necessary by management to absorb sales discounts expected to be taken by customers. Sales promotions are charged against the allowance at the time they are earned by the customers.

     Contract revenue for the years ended December 31, 1997, 1996 and 1995 is as follows (in thousands):

                                                   DECEMBER 31,
                                           ----------------------------
                                             1997      1996      1995
                                             ----      ----      ----
Gross contract revenue                     $61,218   $79,688   $63,019
Less: sales discounts and allowances        (2,350)   (3,211)   (6,045)
                                           -------   -------   -------
    Contract revenue                       $58,868   $76,477   $56,974
                                           -------   -------   -------
                                           -------   -------   -------

     CONSTRUCTION SERVICES INCOME

     Construction services income reflects the results of operations for turnkey homebuilding operations as well as sales to American Indian tribal groups, community service and non-profit organizations ("Other construction revenue"). DeGeorge has adopted the completed contract method of accounting for recognizing construction revenue from turnkey operations. Under this method, billings and costs are accumulated during the period of construction, but no profits are recorded before the completion of the work. Provisions for estimated losses on uncompleted contracts are made when determined. Administrative costs are not allocated to construction projects.

                                                   DECEMBER 31,
                                           ----------------------------
                                             1997      1996      1995
                                             ----      ----      ----
Turnkey construction revenue                $9,095    $7,120    $1,105
Other construction revenue                   1,581     2,565     2,536
                                           -------   -------   -------
    Construction revenue                   $10,676    $9,685    $3,641
                                           -------   -------   -------
                                           -------   -------   -------

     MORTGAGE SERVICING RIGHTS

     Transfers of construction loans prior to January 1, 1997 pursuant to the Construction Loan Agreement are treated as sales of notes receivable. At the time of sale, the fair value of mortgage servicing rights was calculated based upon estimated service fees that the Company would expect to receive over the life of the loans sold, less incremental costs associated with servicing the loans. In the event of unanticipated prepayments and/or impairments on the sold notes, the capitalized mortgage servicing rights are adjusted as necessary.

     LOANS HELD FOR SALE

     Loans held for sale are those loans the Company has the intent to sell in the foreseeable future, and are carried at the lower of aggregate cost or market value, taking into consideration all open positions. Gains and losses on the sales of loans are recognized at the trade dates, and are determined by the difference between the sales proceeds and the carrying value of the loans.
Loans are sold with servicing released.

                           DEGEORGE FINANCIAL CORPORATION

     ALLOWANCE FOR ESTIMATED CREDIT LOSSES

     The allowance for estimated credit losses, a material estimate susceptible to significant change in the near-term, is maintained at a level considered necessary by management to absorb potential losses on notes receivable and is established through a provision for credit losses charged against operations. The adequacy of the allowance is based on management's evaluation of the factors underlying the known and inherent risk characteristics of the notes receivable portfolio, including actual credit and real estate owned ("REO") loss experience, current and anticipated economic conditions, and other relevant factors. In determining the allowance for estimated credit losses the Company obtains appraisals for significant properties, when considered necessary. Realized credit losses are charged against the allowance and include specific writedowns to net realizable value when receivables are transferred to REO. The Company is exposed to the risk that the customer will fail to complete their home and the balance of the note receivable will exceed the market value of the unfinished home. Because there are subjective judgments involved, future adjustments to the allowance may be necessary if conditions differ from the assumptions used in performing the evaluation. The Company's notes receivable are comprised of smaller balance homogeneous loans which are collectively evaluated for impairment.

     ADVERTISING

     The Company expenses costs of advertising when incurred, or if later, when first aired or consumed. At December 31, 1997 and 1996, $400,000 and $700,000, respectively, of advertising costs were included in prepaid expenses and other assets. Total advertising expenses for the years ended December 31, 1997, 1996 and 1995 were $5.2 million, $2.0 million and $1.8 million, respectively.

     STOCK-BASED COMPENSATION

     The Company applies Accounting Principles Board Opinion No. ("APB") 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. FAS 123, "Accounting for Stock-Based Compensation," issued in 1995 is effective for years beginning after December 15, 1995. Under FAS 123 the Company is not required to and did not change its method of accounting for stock-based compensation. Pro forma net income and earnings per share based on the fair value method of accounting are disclosed in Note 18.

     INCOME TAXES

     The Company recognizes income taxes under the asset and liability method as required by FAS 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized based on the future tax consequences of events that have been recorded in the Company's financial statements. Deferred tax assets and liabilities are measured using existing tax rates which are expected to apply to taxable income in the years in which current temporary differences are expected to be recovered or settled and are based on the difference between the financial statement and income tax bases of assets and liabilities. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period of change.

     Deferred tax assets are reduced by a valuation allowance that reflects, on the weight of available evidence, the likelihood that the deferred tax asset will more likely than not be realized. In determining whether the tax asset is more likely than not to be realized, a probability of realization of more than 50% should be indicated by objectively verifiable evidence.

                           DEGEORGE FINANCIAL CORPORATION

     BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

     FAS 128, "Earnings Per Share," which supersedes APB 15 (also "Earnings Per Share"), governs the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. The Company is required to present basic and diluted earnings (loss) per share in its statements of operations. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations. In addition, for those entities with complex capital structures, the statement also requires a reconciliation of the numerator and denominator used in the computation of both basic and diluted earnings (loss) per share to be disclosed.

     The Company has initially applied FAS 128 for the year ending December 31, 1997. Basic and diluted earnings per share were equal in each of the years ended December 31, 1997, 1996 and 1995.

     For the years ended December 31, 1997 and 1995, basic and diluted loss per common share is based on 10,810,193 weighted average number of shares outstanding, as the effect of common stock equivalents (i.e. weighted average effect of options outstanding) was anti-dilutive.

Weighted average shares for the 1996 computation of earnings per share are as follows:


Weighted average shares outstanding - basic                 10,810,193
Weighted average effect of options outstanding                  12,924
                                                            ----------
Weighted average shares outstanding - diluted               10,823,117
                                                            ----------
                                                            ----------


     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash and investments in short-term money market or U.S. Government Securities with an original maturity of three months or less. Investments are valued at cost which approximates market. Cash flows from notes receivable are reported net. The Company maintains amounts in banks which, at times, may exceed federally insured limits. The Company has not experienced any losses from such concentrations.

     INVENTORY

     Inventory is stated at the lower of cost or market with cost determined on a first-in, first-out basis.

     REO

     REO consists of properties acquired through, or in lieu of, loan foreclosure or other proceedings and is initially recorded at fair value at the date of transfer, which establishes a new cost basis. After transfer, properties are held for sale and are carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of acquisition is charged to the allowance for estimated credit losses. Properties are evaluated regularly to ensure the recorded amounts are supported by current fair values, and charges to operations are recorded as necessary to reduce the carrying amount to fair value less estimated cost of disposal. Gains or losses are included in operations upon disposal.

                           DEGEORGE FINANCIAL CORPORATION

     PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment is stated at cost for purchased assets, and at the lower of fair value or the net present value of the minimum lease payments required over the term of the lease for assets under capital leases, net of accumulated depreciation and amortization. Leasehold improvements are capitalized and amortized over the shorter of the terms of the related leases or the estimated economic lives of the improvements. Depreciation is charged to operations using the straight-line method over the estimated useful lives of the related assets which range from 3 to 40 years. Amortization of property under capital leases is charged to operations using the straight-line method over the life of the lease. Gains and losses on dispositions are recognized upon realization. Maintenance and repairs are expensed as incurred and improvements are capitalized. Cost of buildings includes capitalized interest, which was $127,000 in 1997.

     LAND HELD FOR SALE

     Land held for sale (building lots) is stated at the lower of cost or net realizable value.

     INTANGIBLE ASSETS, NET

     Intangible assets include net deferred debt issuance costs which include costs associated with the issuance of the 12% Senior Notes due 2001 (the "12% Senior Notes"). Debt issuance costs are amortized on a straight line basis over the terms of the related debt.

     RELATED PARTY TRANSACTIONS

     Directors and officers of the Company and their affiliates have had transactions with the Company, and it is expected that such persons will continue to have such transactions in the future. In the opinion of the management, the transactions with related parties did not involve more than normal risks of collectibility or favored treatment or terms, or present other unfavorable features. Note 16 contains details regarding related party transactions.

NOTE 3 - CURRENT OPERATING ENVIRONMENT AND
          GOING CONCERN CONSIDERATIONS:

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the year ending December 31, 1997, the Company incurred a net loss of $17.8 million, and as of December 31, 1997, its total liabilities exceed its total assets by $11.3 million.

     The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient new orders to generate adequate cash flow to meet its obligations on a timely basis, to continue to comply with the terms of its financing agreement and ultimately to attain profitable operations. At December 31, 1997, the Company was committed to fund $37.0 million of contractual obligations to its customers, which are not recognized in the accompanying balance sheet; however, the Company has received advances relating to these commitments under the Construction Loan Agreement. Management is continuing its efforts to restructure its operations to enhance profitability and cash flow so that the Company can meet its obligations and sustain operations.

                           DEGEORGE FINANCIAL CORPORATION

     During 1997, contract services income decreased by $7.3 million as compared with 1996. This decrease was attributable to the reduction in loan closings recorded during the year, which totaled 934 in 1997 as compared to 1,449 in 1996, a decrease of 515, or 35.5%. The departure of a large number of the Company's most productive sales representatives occurred during the period from July 1996 to March 1997 and caused a significant reduction in sales activity in the third and fourth quarters of 1996 and the first and second quarters of 1997.

     In August 1996, the Company initiated a lawsuit in federal court against three former executives, alleging that these individuals, while still employed by the Company, committed various acts representing breaches of their duties to the Company, including improperly soliciting members of the Company's independent sales force to work for their new venture, encouraging the sales force to curtail its sales activity and stealing Company-generated sales leads. The lawsuit also alleges that the defendants misappropriated proprietary information, proprietary software and other trade secrets and further, that the defendants disrupted the Company's ongoing business operations by falsely creating a grim view of the Company's financial situation among employees and sales representatives to convince them to leave the Company and join the defendants' new venture.

     Management's assessment at the outset of 1997 was that a massive recruiting campaign to replace lost field sales representatives was essential. In addition, to augment its diminished field sales capability, the Company accelerated its multi-year plan for developing telemarketing operations as a secondary channel for pursuing sales leads. This change in strategy increased selling costs in 1997, by $3.0 million, primarily due to an increase of $3.1 million in direct response advertising costs, of which $2.4 million pertained to costs incurred for airings of the Company's infomercial, $2.0 million of wages relating to direct marketing and sales management expansion costs and $1.5 million in costs pertaining to expansion of permanent mortgage origination activities. The 1997 increase was offset by $3.0 million of reduced commission expenses in connection with reduced sales volume and $600,000 of reduced recruitment costs and related savings achieved through the elimination of reimbursed expenses to sales representatives.

     The Company's 1997 net loss includes depreciation and amortization expense of $7.6 million. Such expenses do not require current cash expenditures.

     Management has attributed a portion of its net loss to the depreciation and amortization expense incurred as a result of its investment in new facilities, systems and other assets, as well as interest expense incurred to finance notes receivable, and the Company's investment in business operations to increase the number of loan closings necessary to realize economies of scale.

     Although the factors discussed above may indicate that the Company may be unable to continue as a going concern, management believes that a combination of factors will enable the Company to generate sufficient cash flow to sustain operations and to continue as a going concern. Such factors include the following:

     - During 1997, the Company changed its method of procuring materials for its customers. Beginning in the second quarter, the Company began arranging for the purchase and delivery of materials to the customer's building site through vendors located in the customer's area and closed all of its distribution centers. This change in business operations resulted in a non-recurring charge of $2.8 million in 1997. The Company also recorded $600,000 of non-recurring customer accommodations in connection with the conversion to local purchasing. The Company believes that this change will reduce its cost of

                           DEGEORGE FINANCIAL CORPORATION
          operations and allow the Company to expand sales in geographic areas that could not be cost effectively served from its distribution centers. As a result, it is expected that this change in operations will provide for increased sales, and should contribute to improved operations and cash flow.

     - Also during 1997, the Company favorably amended the terms of the Construction Loan Agreement, under which it generates funds to meet its working capital needs. Funds from the financing of notes receivable are now more readily available, reserve requirements have been reduced and the interest rate on borrowings has declined.
          The Construction Loan Agreement was also extended to June 1, 1999.

     - While the Company is currently dependent upon cash flow from the financing of construction loans under the Construction Loan Agreement for its working capital needs, the available balance of notes receivable at December 31, 1997 exceeded the Company's cash flow needs at that date and the Company believes that a majority of its notes receivable will be eligible for financing under the terms of the Construction Loan Agreement. The Company also believes it will generate sufficient new notes receivable for financing under the Construction Loan Agreement to meet its anticipated cash needs.

     - The Company has invested $4.3 million in its corporate facility, which is subject to a mortgage, the balance of which was $600,000 at December 31, 1997. In June 1997, the Company began construction of a second facility adjacent to its corporate offices. The cost of completion for the second facility, including furniture and fixtures, is expected to be $5.3 million of which $1.9 million had been disbursed as of December 31, 1997 and was financed through working capital. The Company believes that the mortgaging of these and other real estate holdings would provide a significant source of working capital. Additional sources of cash available to the Company also include the sale of certain other assets and the further disposition of remaining assets of discontinued operations. The Company believes that the proceeds from these asset sales would be reflective of their carrying value.

     Management believes that the above described measures will enhance the operations and cash flows of the Company and ultimately will result in attaining profitable operations which will enable the Company to continue as a going concern.


NOTE 4 - NOTES RECEIVABLE:

     Notes receivable at December 31, 1997, and 1996, are as follows (in thousands):


                                                           DECEMBER31,
                                                    -----------------------
                                                      1997            1996
                                                      ----            ----
Contractual value of notes receivable               $166,662        $48,079
Less:  unfunded contractual obligations              (37,034)       (15,072)
                                                    --------        -------
Less:                                               $129,628        $33,007
  Allowance for sales promotions and incentives         (691)          (878)
  Allowance for estimated credit losses               (3,571)        (2,521)
  Deferred loan origination fees, net                 (1,185)          (101)
                                                    --------        -------
    Notes receivable, net                           $124,181        $29,507
                                                    --------        -------
                                                    --------        -------

                           DEGEORGE FINANCIAL CORPORATION

     At December 31, 1997, $107.8 million of the contractual value of notes receivable have been pledged as collateral under the Construction Loan Agreement. Loans transferred under the Construction Loan Agreement prior to January 1, 1997, the balance of which was $61.1 million at December 31, 1997, retained their sale characteristics and are not included in notes receivable.

     Notes receivable includes accounts with contractual maturities which exceed one year, as the contractual term of construction loans is generally 24 months. As of December 31, 1997, and 1996, contractual maturities of the receivables were as follows (in thousands):

                                                  DECEMBER 31,
                                                -----------------
                                                 1997       1996
                                                 ----       ----
Current                                       $ 41,725    $12,360
Long-term                                       87,903     20,647
                                              --------    -------
   Total                                      $129,628    $33,007
                                              --------    -------
                                              --------    -------

     Historically, a portion of the notes receivable portfolio has been repaid before stated contractual maturity dates. Therefore, the above allocation should not be regarded as a forecast of future cash collections.

     The activity in the allowance for credit losses for the years ended December 31, 1997, 1996 and 1995, is as follows (in thousands):

                                                                    DECEMBER 31,
                                                            ----------------------------
                                                              1997      1996      1995
                                                              ----      ----      ----
Balance, beginning of year                                   $2,521    $3,106    $4,236
Provision for credit loss                                     4,282     1,975     2,460
Reclass from (to) holdback reserve deposit (see "Note 5")     1,781    (1,002)   (2,540)
Charge-offs, net of recoveries                               (5,013)   (1,558)   (1,050)
                                                             ------    ------    ------
   Balance, end of year                                      $3,571    $2,521    $3,106
                                                             ------    ------    ------
                                                             ------    ------    ------

NOTE 5 - TRANSFER AND SERVICING OF NOTES RECEIVABLE:

     Under the Construction Loan Agreement, loans are transferred at face value, net of cost of funds discounting. The Construction Loan Agreement also provides for a deposit account, owned by the Company, for retention of a portion of the proceeds from the transfer of construction loans as security for credit losses. Deposits are reflected in the financial statements net of allowance for estimated credit losses representing the estimated impairment of the deposit in connection with the recourse provisions of the Construction Loan Agreement on construction loans transferred. The Company received interest income (reflected in financial services income) on deposit funds, of $927,000, $817,000 and $268,000 in 1997, 1996 and 1995, respectively.

                           DEGEORGE FINANCIAL CORPORATION

     Funds retained under the holdback provision are presented as holdback reserve deposit on the balance sheet, net of estimated credit losses anticipated on construction loans sold, as follows (in thousands):

                                                  DECEMBER 31,
                                              -------------------
                                                 1997       1996
                                                 ----       ----
Holdback reserve deposit                      $12,447     $22,370
Allowance for estimated credit losses          (1,761)     (3,542)
                                              --------    -------
   Holdback reserve deposit, net              $10,686     $18,828
                                              --------    -------
                                              --------    -------

     Mortgage servicing rights on receivables transferred prior to January 1, 1997, and accounted for as sales are as follows (in thousands):

                                                  DECEMBER 31,
                                              -------------------
                                                 1997       1996
                                                 ----       ----
Balance, beginning of year                    $5,982      $3,036
Internally originated                            -        13,557
Less:  Amortization                           (5,982)    (10,611)
                                              --------    -------
   Balance, end of year                       $  -        $5,982
                                              --------    -------
                                              --------    -------

     The amortization of mortgage servicing rights is included in financial services income.

     As described in Note 2, transfers of loans under the Construction Loan Agreement subsequent to 1996 are considered financing arrangements and not loan sales. At December 31, 1997, the balance of these collateralized borrowings is $103.4 million, which is net of discount of $4.4 million. For the year ended December 31, 1997, $4.7 million of discount accretion is included in interest expense.

     At December 31, 1997 and 1996, respectively, the Company was servicing, on behalf of the mortgage finance company, $61.1 million and $180.0 million, face value, of construction loans. At December 31, 1997 and 1996, accrued construction costs and unearned income on sold notes receivable was $4.4 million and $28.9 million, respectively, of which $4.4 million and $18.3 million, respectively, related to unfunded contractual liabilities to customers.


NOTE 6 - CONSTRUCTION PROJECTS IN PROCESS AND INVENTORY:

     Construction projects in process and inventory at December 31, 1997 and December 31, 1996, is as follows (in thousands):

                                                            DECEMBER 31,
                                                        -------------------
                                                           1997       1996
                                                           ----       ----
Construction projects in process and model homes        $4,733      $3,592
Raw materials inventory                                     41       4,241
                                                        ------      ------
   Construction projects in process and inventory       $4,774      $7,833
                                                        ------      ------
                                                        ------      ------

                           DEGEORGE FINANCIAL CORPORATION

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT:

     At December 31, 1997 and 1996, property, plant and equipment includes (in thousands):

                                                            DECEMBER 31,
                                                        -------------------
                                                           1997       1996
                                                           ----       ----
Land and land improvements                              $ 1,024     $1,092
Buildings and building improvements                       6,798      4,942
Equipment                                                 7,921      7,459
Capitalized leases                                          427      1,449
                                                        -------     ------
                                                         16,170     14,942
Less: accumulated depreciation                           (2,747)    (2,348)
Less: accumulated amortization of capitalized leases       (277)      (403)
                                                        -------     ------
   Property, plant and equipment, net                   $13,146    $12,191
                                                        -------     ------
                                                        -------     ------

     Depreciation expense for the years ended December 31, 1997, 1996 and 1995, was $1.1 million, $873,000 and $914,000, respectively. Amortization of assets recorded under capital leases for the years ended December 31, 1997, 1996 and 1995, was $66,000, $88,000 and $119,000 respectively.


NOTE 8 - ACCRUED EXPENSES:

     Accrued expenses at December 31, 1997 and 1996, include (in thousands):

                                                  DECEMBER 31,
                                              -------------------
                                                 1997       1996
                                                 ----       ----
Interest                                      $3,802      $1,401
Insurance                                        881         808
Compensation and related costs                   795         801
Other                                            674         653
Discontinued operations                          258         337
Construction job cost expenses                    -          253
Professional fees                                216         146
Distribution center closing costs                610         -
                                              ------      ------
   Accrued expenses                           $7,236      $4,399
                                              ------      ------
                                              ------      ------


                           DEGEORGE FINANCIAL CORPORATION

NOTE 9 - INCOME TAXES:

     The components of the income tax (benefit) provision on a consolidated basis, including discontinued operations for the years ended December 31, 1997, 1996 and 1995, are as follows (in thousands):

                                                       DECEMBER 31,
                                             --------------------------------
                                              1997        1996          1995
                                              ----        ----          ----
Current income tax:
 Federal                                     $ 109       $  -         $  207
 State                                          71          -             36
                                             -----       ------       ------
                                               180          -            243
                                             -----       ------       ------
Deferred income tax:
 Federal                                       286        (286)        2,045
 State                                          50         (50)          361
                                             -----       ------       ------
                                               336        (336)        2,406
                                             -----       ------       ------
     Income tax (benefit) provision           $516       $(336)       $2,649
                                             -----       ------       ------
                                             -----       ------       ------

Continuing operations                         $516       $(236)       $1,272
Discontinued operations                         -         (100)        1,377
                                             -----       ------       ------
     Income tax (benefit) provision           $516       $(336)       $2,649
                                             -----       ------       ------
                                             -----       ------       ------

     For the years ended December 31, 1997, 1996 and 1995, the provision (benefit) for income taxes from continuing operations differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate of 34% to pretax income from continuing operations as a result of the following differences (in thousands):

                                                       DECEMBER 31,
                                           ----------------------------------
                                             1997          1996        1995
                                             ----          ----        ----
Statutory U.S. tax rate                    $(5,761)       $(201)     $(3,326)
State taxes                                   (965)         (35)        (587)
Valuation allowance                          7,242            -        5,185
                                           -------        -----      -------
     Income tax (benefit) provision from
      continuing operations                $   516        $(236)     $ 1,272
                                           -------        -----      -------
                                           -------        -----      -------

     The significant components of deferred income taxes at December 31, 1997 and 1996, are as follows (in thousands):

                                                DECEMBER 31,
                                        ------------------------
                                             1997         1996
                                             ----         ----
Deferred tax assets:
 Credit and refinancing allowances        $  2,179     $  2,544
 Goodwill                                    1,648        1,832
 Net operating loss carryforward            17,399        7,012

 Other, net                                   (283)       2,649
                                          --------     --------
      Gross deferred tax assets             20,943       14,037
      Less valuation allowance             (20,943)     (13,701)
                                          --------     --------
           Deferred income taxes          $    -       $    336
                                          --------     --------
                                          --------     --------

                           DEGEORGE FINANCIAL CORPORATION

     Notwithstanding management's belief that the Company will be profitable, the objective evidence of current and prior year losses necessitates, in management's judgment, a full valuation allowance of gross deferred tax assets at December 31, 1997.

     The Company has requested and the Internal Revenue Service has approved a change in the tax year end to December 31 from September 30. At December 31, 1997, the Company has net operating loss carryforwards of approximately $43.5 million available to reduce future federal taxable income, which will fully expire by the year 2012.


NOTE 10 - 12% SENIOR NOTES:

     At December 31, 1997 and 1996, the balances of the 12% Senior Notes, which become due on April 1, 2001 are as follows (in thousands):

                                                DECEMBER 31,
                                             ------------------
                                              1997       1996
                                              ----       ----
Face value of the 12% Senior Notes           $44,475   $44,475
Unamortized original issue discount             (656)     (737)
                                             --------  --------
   12% Senior Notes                          $43,819   $43,738
                                             --------  --------
                                             --------  --------

     Interest is payable semi-annually on April 1 and October 1. The 12% Senior Notes contain covenants which limit indebtedness, issuance of preferred stock, dividends and other restricted payments.

     On October 15, 1996 and July 28, 1995, respectively, DeGeorge purchased $625,000 and $4.9 million, face value, of outstanding 12% Senior Notes. After write-off of original issue discount and unamortized bond issuance costs, the Company realized gains of $63,000 and $925,000, for the years ending December 31, 1996 and 1995, respectively.


NOTE 11 - NOTES PAYABLE:

     Notes payable at December 31, 1997 and 1996, consists of the following (in thousands):

                                                               DECEMBER 31,
                                                            ------------------
                                                             1997       1996
                                                             ----       ----
Senior Secured Bonds, Series 1994, secured by
  Senior Bond Collateral Fund, accruing interest at
  10.125%, payable semi-annually; varying annual
  payments beginning at $100,000 in 1997 through
  final maturity in 2006                                    $2,525    $2,625
State of Connecticut term loan, secured by Company
  office building, machinery and equipment; principal
  and interest (5.0%) payable monthly until maturity
  in 2001                                                      598       763
Purchase money mortgage secured by building lots;
  principal and interest (9.0%) payable monthly until
  maturity in 2000                                             553       -
Land contract notes payable in connection with REO,
  varying interest and principal payments                       81       139
                                                            ------    ------
       Notes payable                                        $3,757    $3,527

                                                            ------    ------
                                                            ------    ------

                           DEGEORGE FINANCIAL CORPORATION

     Principal payments required under notes payable are as follows (in thousands):

          PERIOD ENDING DECEMBER 31,              PRINCIPAL PAYMENTS
          --------------------------              ------------------
          1998                                         $   464
          1999                                             414
          2000                                             919
          2001                                             295
          2002                                             270
          Thereafter                                     1,395
                                                       -------
            Total                                      $ 3,757
                                                       -------
                                                       -------

     For the year ended December 31, 1997, total interest costs, which include interest on the 12% Senior Notes, notes payable and collateralized borrowings, were $10.4 million, of which $10.1 million was charged to operations and $300,000 was capitalized. In 1996, all interest was charged to operations.

     In July 1994, DeGeorge refinanced its corporate facilities in Plymouth, Minnesota, by issuing Senior Secured Bonds in the principal amount of $2.6 million. On February 7, 1996, DeGeorge sold its Plymouth facility for $4.2 million. $3.0 million of the proceeds from the sale were substituted as collateral in place of the real property and deposited into the Senior Bond collateral fund which secures the Senior Secured Bonds, the balance of which fund was $2.8 million at December 31, 1997.

     In March 1994, the Company obtained an $800,000 loan from the State of Connecticut, Department of Economic Development for partial financing of the construction of its corporate office in Cheshire, Connecticut. Under terms of the loan, interest accrued to principal for two years. Beginning in April 1996, the Company commenced monthly principal and interest payments. The remaining unpaid principal balance will be due and payable in March 2001.

     In January 1997, DeGeorge/Florida financed the purchase of land in Martin County, Florida, consisting of thirty-five (35) building lots, with a purchase money mortgage in the amount of $673,000. Monthly principal and interest payments began in February 1997, with additional principal payments (release prices) made as lots are sold and released from security. The remaining principal balance will be due and payable in January 2000.


NOTE 12 - CAPITAL LEASE OBLIGATIONS:

     On April 18, 1997, DeGeorge sold its distribution center in Owatonna, Minnesota, for $1.1 million in cash and retired the related capital lease with an outstanding principal balance at that time of $810,000, plus closing costs.


NOTE 13 - COMMITMENTS AND CONTINGENCIES:

     DeGeorge has entered into several non-cancelable operating lease commitments for sales offices, distribution facilities, transportation equipment and computer equipment. The total operating lease expense during the years ended December 31, 1997, 1996 and 1995, was $1.4 million, $2.2 million and $2.3 million, respectively.

                           DEGEORGE FINANCIAL CORPORATION

     Future minimum lease obligations, by year and in the aggregate, at December 31, 1997 are as follows (in thousands):

                                             MINIMUM
          YEAR ENDED DECEMBER 31,       LEASE OBLIGATIONS
          -----------------------       -----------------
          1998                               $   721
          1999                                   564
          2000                                   424
          2001                                   265
          2002                                   116
                                             -------
                                             $ 2,090
                                             -------
                                             -------

     In addition to the above minimum lease obligations, the Company is committed to a lease with a related party, which is more fully described at Note
16. The lease requires the Company to pay the operating costs of the property, plus the cost of any repairs or capital improvements, through the 15 year lease term. The annual operating costs charged to operations for 1997, 1996 and 1995 under this lease were $205,000, $216,000 and $236,000, respectively.

     In June 1997, the Company began construction of a 32,000 square foot office building in Cheshire, Connecticut. The facility, which will accommodate 240 employees, is expected to be completed in June 1998, at an approximate cost of $5.3 million, including furniture and fixtures. At December 31, 1997, $1.9 million related to the construction of this building is included in property, plant and equipment.

     The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of its customers. The financial instruments consist of commitments to extend construction loans and expose the Company to credit risk in excess of the amount recognized in the balance sheets. The contract amounts of these instruments reflect the extent of involvement the Company has in these particular financial instruments.

     The Company uses the same credit policies in making off-balance sheet commitments and contract obligations as it does for on-balance sheet instruments. Management believes that the Company controls the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and adequate real estate collateral as deemed necessary. The contractual amounts of commitments to extend credit represent the amounts of potential loss should the contract be fully drawn upon, the customer then default, and the value of any existing real estate collateral become worthless. The Company has construction loan commitments of approximately $7.1 million at December 31, 1997, which it expects to fund in the first quarter of 1998. In addition, the unadvanced portion of notes receivable was approximately $37.0 million at December 31, 1997.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     DeGeorge and Patwil Homes have been named as defendants in various legal actions in which various amounts, some of which are significant, are claimed arising from normal business activities. Although the amount of any ultimate liability with respect to such routine litigation cannot be precisely

                           DEGEORGE FINANCIAL CORPORATION
determined, management does not believe that any such liability will have a material effect on the Company's financial position or results of operations.

     On September 30, 1997, a purported class action lawsuit was initiated in the Court of Chancery of Delaware by Frank Blatnik, who purports to bring the action individually and on behalf of other stockholders of the Company similarly situated against the Company and its directors. The lawsuit seeks, among other things, a preliminary and permanent injunction against the merger of the Company into a corporation controlled by Peter R. DeGeorge, Chairman and Chief Executive Officer of the Company, and an investor group, and damages. The complaint, filed prior to the negotiations leading to the increase in the merger price from $1.30 to $1.50 per share, asserts that the Company and its directors breached fiduciary duties to the plaintiffs and other minority stockholders in connection with the original proposal to acquire the Company's common stock not owned by the investor group for $1.30 per share in that such proposed price constituted grossly inadequate consideration. Management believes that the lawsuit is without merit and will not have material effect on the Company's financial position or results of operations.

     On June 30, 1995, Mr. DeGeorge and DeGeorge/Florida initiated a Florida state court action against Mr. Gregory Gozzo and his related companies stating claims for tortious interference and unfair trade practices. On January 5, 1996, Mr. Gozzo filed a counterclaim alleging unjust enrichment, fraud, QUANTUM MERUIT, and theft of trade secrets. This case is still in the discovery stage. The costs of this state court lawsuit are being borne by the Company as approved by the Board of Directors.


NOTE 14 - STOCKHOLDERS' EQUITY:

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

     On April 1, 1997, 830,000 warrants outstanding to purchase common stock at prices varying from $5.49 to $6.42 expired.


NOTE 15 - DISTRIBUTION CENTER CLOSING COSTS AND RESTRUCTURING EXPENSE:

     During the second quarter of 1997, DeGeorge closed its distribution centers in Owatonna, Minnesota, Denver, Colorado and Ft. Wayne, Indiana. Total costs relating to the closure of the distribution centers were $2.8 million for the year ending December 31, 1997. This net non-recurring charge includes the write-off of $800,000 of residual lease costs and leasehold improvements; shut-down costs of $600,000, including the payment of $400,000 in severance, wages and benefits; and losses of $1.2 million and $400,000, respectively, on the disposal of inventory and equipment. An offsetting $200,000 gain was recorded on the sale of DeGeorge's distribution center in Owatonna. In addition to the sale of its Owatonna facility, DeGeorge's obligations under the lease for its Denver distribution facility terminated May 1, 1997 by mutual agreement with the lessor. The facility in Fort Wayne is presently vacant and is listed for sublet with a local real estate broker. The lease on this facility expires on September 30, 1998.

                           DEGEORGE FINANCIAL CORPORATION

     During 1996, the Company continued the restructuring and relocation of operations which began in 1994. From 1994 to 1996, the Company re-engineered its systems and operations, revised its sales plans and marketing strategies, relocated its operations from Minnesota to Connecticut and shut down the operations of Patwil Homes. At December 31, 1995, the Company had recorded restructuring expenses of $1.4 million, principally for employee severance wages and benefits relating to the closure of its facility in the Minneapolis metropolitan area, where operational and administrative functions were performed.


NOTE 16 - RELATED PARTY TRANSACTIONS:

     The Company and Mr. DeGeorge reached settlements with the Securities and Exchange Commission on November 12, 1997. Under the terms of these settlements, Mr. DeGeorge agreed to make a payment in the nature of restitution of $248,000 to the Company, which is included in receivable from related parties at December 31, 1997.

     DeG Capital Partners Ltd., a Florida limited partnership ("DEGC") whose partners are the parents of Mr. DeGeorge, rents office space from DeGeorge/Florida. DEGC is the managing member of DeG Capital Management, L.C., a Florida limited liability company ("DEGM"). The Company believes that the terms of this arrangement are equivalent to an arm's length transaction. During 1997, rent and other costs charged to DEGM by the Company totaled $103,000. Of this amount, $25,000 was exchanged for a 10% membership interest in DEGM. At December 31, 1997, $78,000 was due from DEGM which is included in receivables from related parties. The employees of DEGC and DEGM participate in the employee benefit plans of the Company for which expense the Company is reimbursed by DEGC and DEGM.

     During 1997, 1996 and 1995, DeGeorge leased administrative office space in New York City from PRD Holdings, Inc., an affiliate, at a total net lease cost of $205,000, $216,000 and $236,000, respectively. In addition, as provided for by the lease agreement, the Company expended $289,000 for capital improvements during 1997.

     DeGeorge provided minimal services to Star Services, Inc. of Delaware, an affiliate whose operations are winding down, for which there were no charges in the years ended December 31, 1997, 1996 and 1995.

     DeGeorge has sponsored, and continues to sponsor certain amateur athletes (some of whom are or were employees of the Company or its subsidiaries) who compete in biathlon or triathlon events, by reimbursing travel, entrance fees and equipment expenses. In the past, certain professional athletes were also given small stipends, although that is no longer the case. These athletes wear DeGeorge logos and this sponsorship is a promotional venture for the Company. Mr. DeGeorge also competed in some races and received reimbursements for equipment and entrance fees. The reimbursements for Mr. DeGeorge totaled $1,109, $876 and $4,239 for 1997, 1996 and 1995, respectively, and have been included in computing Mr. DeGeorge's compensation reported herein. Expenses for sponsorships totaled $68,500 in 1997, $79,600 in 1996 and $39,600 in 1995.

     On May 9, 1994, DeGeorge purchased a condominium in Cheshire, Connecticut. DeGeorge rented the property to Mr. DeGeorge for $2,500 per month or a total of $30,000 for 1995 and $20,000 for the period January to August 1996 (at which time he moved out). DeGeorge is holding this property for use by employees. DeGeorge paid taxes and utilities on this property, and during 1997 disbursed $33,700 for capital improvements. This property is predominantly utilized by an employee of the Company, who cares for the property, and since December 1997, by Mr. DeGeorge when he is in Connecticut. These individuals pay DeGeorge a pro-rata estimated amount to reimburse DeGeorge for operating costs.

                           DEGEORGE FINANCIAL CORPORATION

     During 1992, DeGeorge entered into a "split-dollar" life insurance agreement with Mr. DeGeorge and a trust established by him, pursuant to which DeGeorge assists in purchasing a survivorship insurance policy on the lives of Mr. DeGeorge and his former spouse in the amount of $21.8 million. The owner and beneficiary of the policy is a trust, of which Mr. DeGeorge's descendants are beneficiaries. The trust reimburses DeGeorge for a minor portion of the premiums on such policy. Upon demand, DeGeorge is entitled to receive the lesser of (a) the cash surrender value of the policy at such time, or (b) the total of premiums theretofore paid on the policy by DeGeorge. In the event of the death of the survivor of Mr. DeGeorge and his former spouse while the agreement is in effect, DeGeorge will be entitled to receive from the policy proceeds in an amount equal to the premiums paid by DeGeorge, reduced by any other amounts previously received by DeGeorge under the agreement. The balance of the proceeds will be paid to the trust, which will use such proceeds to purchase shares of common stock of an affiliate held by the estate of Mr. DeGeorge. Annual premiums of $145,000 were paid during 1997, 1996 and 1995. Cash surrender value of $857,000 and $690,000 is included in prepaid expenses and other assets as of December 31, 1997 and 1996, respectively.

     On April 11, 1996, Mr. Herbert L. Getzler, a former director and executive officer of the Company, borrowed $608,000 from the Company. This amount was used to repay (i) $154,000 borrowed from the Company by Mr. Getzler on December 30, 1994, to pay taxes on restricted Common Stock purchased by him on December 23, 1994, at a discount plus interest of $20,000 on that amount, (ii) a loan by the Company to Mr. Getzler of $160,000 made on January 3, 1995, to meet margin calls on his Common Stock plus interest on that amount of $20,000, and (iii) a loan from Mr. DeGeorge to Mr. Getzler of $200,000 made on December 3, 1992 plus interest on that amount at 7% per annum totaling $52,000.

     Mr. Getzler resigned as a director of the Company in March 1997. In connection with his resignation, he relinquished his existing stock options in exchange for a fully vested 10 year option to acquire 50,000 shares of Common Stock at an exercise price of $1.50. Also, in connection with his resignation, Mr. Getzler executed a modified promissory note for $662,000 as of February 19, 1997, which represents the amount borrowed on April 11, 1996, as previously disclosed, plus interest accrued to February 19, 1997. The modified promissory note, instead of being a demand note, has a maturity date of February 19, 2000, but becomes a demand note if and when the Common Stock closes on Nasdaq or any other exchange on which it is then traded at a price of $5.00 per share or more on any five consecutive trading days after the date of such note. The note continues to bear interest at a rate of 10% per annum and remains secured by 303,752 shares of Common Stock. Interest accrues and is payable on the date the outstanding principal balance is paid. This note is non-recourse to Mr. Getzler, except for the stock pledged as security. There is no prepayment penalty on the note. It is anticipated that Mr. Getzler will be a participant in the buy-out group and exchange the shares of Common Stock pledged as security for this note for shares of the new private company, which new shares will remain subject to the pledge (see "Note 22"). At December 31, 1997, the balance outstanding under this note is $713,000 including accrued interest, which is reflected in prepaid expenses and other assets.

     Also, on April 11, 1996, Mr. James G. Einloth, currently a director and vice president of the Company, borrowed $309,000 from the Company. This amount was used to repay (i) $106,000 borrowed from the Company by Mr. Einloth on December 30, 1994, to pay taxes on restricted Common Stock purchased by him on December 23, 1994, at a discount plus interest of $14,000 on that amount, and
(ii) a loan from Mr. DeGeorge to Mr. Einloth of $150,000 made on December 3, 1992, plus interest on that amount at 7% per annum totaling $39,000.

                           DEGEORGE FINANCIAL CORPORATION

     The loan to Mr. Einloth described above is secured by 154,727 shares of Common Stock. It is evidenced by a demand note which bears interest at a rate of 10% per annum. Interest accrues and is payable on the date the outstanding principal balance is paid. Mr. Einloth's note is non-recourse to him, except for the stock to be pledged as security. There is no prepayment penalty on this note. Mr. Einloth is also anticipated to be a participant in the buy-out group and to exchange the shares of Common Stock pledged as security for this note for shares of the new private company, which new shares will remain subject to the pledge. At December 31, 1997, the balance outstanding under this note is $362,000, including accrued interest.

     The jet aircraft in which the Company has a one-half interest is managed by an independent aircraft charter service and is regularly chartered by third parties or used by Company personnel for Company business as required. Mr. DeGeorge has also used the aircraft for personal travel, the cost of which has been charged to Mr. DeGeorge as compensation.

     Mr. DeGeorge's son, a college student who had a summer job with the Company in 1997 and 1996, continues to work for the Company on a part-time basis and has the occasional use of a company-owned vehicle.


NOTE 17 - STOCK OPTION PLAN:

     Under the DeGeorge Financial Corporation 1994 Stock Option and Restricted Stock Purchase Plan (the "Plan"), a total of 1,810,000 shares of Common Stock has been reserved and may be distributed upon the exercise of stock options and the award of rights to purchase Common Stock. Under the Plan, key employees may be granted incentive stock options and non-qualified stock options to purchase shares of DeGeorge Financial Corporation common stock. Options generally vest over three years. The exercise prices of the incentive stock options are not less than the fair market value of the stock on the date of the option grant. The exercise prices of the non-qualified options are fixed by the Company's Compensation Committee. The Plan also provides for the granting of restricted stock awards to key employees. Information related to outstanding options is summarized as follows:

                                          NUMBER       WEIGHTED AVE.        EXERCISABLE        WEIGHTED AVE.
                                        OF OPTIONS     EXERCISE PRICE         OPTIONS          EXERCISE PRICE
                                        ----------     --------------         -------          --------------

Outstanding at December 31, 1994          180,000           $3.08                -                   -
Granted                                   977,000            1.00
Canceled                                  (18,900)           3.50
                                        ----------

Outstanding at December 31, 1995        1,138,100            1.29             175,900               $2.51
Granted                                 1,276,550            1.49
Surrendered                              (679,630)           1.00
Canceled                                 (329,120)           1.99
                                        ----------
Outstanding at December 31, 1996        1,405,900            1.45             175,900               2.51
Granted                                   465,000            1.26
Surrendered                              (100,000)           1.50
Canceled                                 (210,000)           1.49
                                        ----------
Outstanding at December 31, 1997        1,560,900            1.53             505,897               1.83
                                        ----------
                                        ----------

     Options generally vest over three years, and expire if not exercised within 3-10 years after the grant date. At December 31, 1997 options for the purchase of 505,897 shares are exercisable.

                           DEGEORGE FINANCIAL CORPORATION

     The following table summarizes information about stock options outstanding at December 31, 1997:


               EXERCISE       WEIGHTED AVERAGE    NO. OF OPTIONS      NO. OF OPTIONS
                PRICE         YEARS REMAINING      OUTSTANDING         EXERCISABLE
                -----         ---------------      -----------         -----------
               $1.00               5.45               40,000             40,000
               $1.19               9.50              120,000                -
               $1.25               9.11              360,000             45,000
               $1.50               8.81              905,000            284,997
               $2.00               6.95               50,000             50,000
               $3.50               0.55               85,900             85,900

     As permitted by FAS 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to measure compensation costs for stock based compensation plans using the intrinsic value based method of accounting presented under APB 25 and related interpretations, and to make pro forma disclosure of net income and earnings per share, as if the fair value method of accounting defined by FAS 123 had been applied. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Company's Plan been determined based on the fair value at the grant date for awards under the Plan consistent with the requirements of FAS 123, the Company's net (loss) income and earnings per share would have been reduced (increased) to the pro forma amounts indicated below.


                                                          1997          1996            1995
                                                          ----          ----            ----
                                                       IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                                       --------------------------------------
          Net (loss) income             As reported    $(17,780)       $1,177        $(27,673)
                                        Pro forma       (18,869)          897         (27,673)

          Basic and diluted
            (loss) earnings per share   As reported       (1.65)         0.11           (2.56)
                                        Pro forma         (1.69)         0.10           (2.56)

     The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:


                                                  1997      1996      1995
                                                  ----      -----     ----
               Risk-free interest rate            6.65%     6.72%     5.91%
               Expected life                      10 years  10 years  7.5 years
               Expected volatility                96.74%    133.51%   153.34%
               Dividend rate                        -          -         -


     The weighted-average grant date fair values of options granted during 1997, 1996 and 1995 were $1.26, $1.45 and $1.33, respectively.


NOTE 18 - EMPLOYEE BENEFIT PLANS:

     The Company has a defined contribution profit sharing plan covering substantially all employees. Under the plan, participants may contribute between 1% and 15% of their "recognized compensation" (generally, pre-tax compensation) subject to certain Federal annual limits. The

                           DEGEORGE FINANCIAL CORPORATION

Company also makes matching contributions, which changed on October 1, 1997, from 20%-50% based on the participant's contribution percentage to 50% of the first 7% contributed by the participant. All participant and employer contributions vest immediately. Amounts expended for this plan totaled $156,000, $420,000 and $464,000 for the years ended December 31, 1997, 1996 and
1995, respectively.


NOTE 19 - CONSOLIDATED STATEMENTS OF CASH FLOWS:

     Changes in other operating assets and liabilities summarized in the Consolidated Statements of Cash Flows are as follows (in thousands):


                                                                      DECEMBER 31,
                                                            --------------------------------
Decrease (increase) in:                                       1997      1996           1995
                                                              ----      ----           ----
  Deferred loan origination fees                            $ 1,084   $    -         $  -
  Receivables from related parties                              386       (581)        (194)
  Construction projects in process and inventory              3,059       (864)      (3,398)
  Prepaid expenses and other assets                             810       (170)        (143)
  Holdback reserve deposit                                    8,142    (10,605)      (8,412)
  Mortgage servicing rights                                     -      (13,557)      (7,216)
  Senior Bond collateral fund                                   179     (3,008)         -
  Deferred income taxes                                         336       (336)       1,049
                                                            -------   ---------    ---------
    Total decrease (increase) in other operating assets     $13,996   $(29,121)    $(18,314)
                                                            -------   ---------    ---------
                                                            -------   ---------    ---------

                                                                      DECEMBER 31,
                                                            --------------------------------
Increase (decrease) in:                                       1997      1996           1995
                                                              ----      ----           ----
  Accounts payable and accrued expenses                     $ 7,328    $(4,829)    $  5,273
  Accrued construction costs and unearned income
    on sold notes receivable                                (24,499)    14,744       14,113
  Customer deposits                                            (567)       (36)         -
  Deferred income                                             4,623          -      -
  Payable to related parties                                    -            -       (6,336)
                                                            -------   ---------    ---------
    Total increase (decrease) in other operating
     liabilities                                           $(13,115)   $ 9,879      $13,050
                                                            -------   ---------    ---------
                                                            -------   ---------    ---------

Supplemental disclosures of cash flow information:
  Interest paid                                             $14,542     $5,768       $6,962
  Income taxes paid (refunded), net                             212       (740)        (549)

Supplemental schedule of non-cash investing and financing activities:
  Transfer of notes receivable to REO                        $2,983     $4,900       $4,387
  Notes receivable originated from sales of REO                 863        -            -

NOTE 20 - DISCONTINUED OPERATIONS:

     On November 27, 1995, the Company formally announced its intent to phase out and close down the operations of its Patwil Homes subsidiary at which time all selling and marketing activities ceased. As a result of the Company's decision to discontinue the operations of Patwil Homes, the Company recorded at December 31, 1995, an estimated loss on disposal of $8.2 million, which included a provision of $1.7 million for losses during the phase-out period, the write-off of $5.7 million of

                           DEGEORGE FINANCIAL CORPORATION
goodwill and deferred costs, $600,000 relating to the write-down of fixed assets (to net realizable value) and $200,000 of accrued severance wages and benefits.

     During 1997 and 1996, the Company continued the phase out of operations for its Patwil Homes subsidiary. Contractual obligations for the construction of customers' homes were substantially completed during 1996 and assets of discontinued operations were reduced, through liquidation, by $1.4 million and $5.1 million in 1997 and 1996, respectively.

     The results of Patwil Homes have been classified as discontinued operations for all periods presented in the Consolidated Statements of Operations. The assets of Patwil Homes have been classified as assets of discontinued operations in the Consolidated Balance Sheets as of December 31, 1997 and 1996. In addition, discontinued operations have been segregated in the Consolidated Statements of Cash Flows for all periods.

     Summarized below are the assets of discontinued operations at December 31, 1997 and 1996 (in thousands):

                                                          1997           1996
                                                          ----           ----
Cash                                                    $   57        $   695
Notes Receivable                                            52            182
Inventory                                                  142            357
Prepaid expenses                                             9             29
Deposits                                                     -             95
Costs of uncompleted contracts in excess of related
 billings                                                  354            348
Assets held for sale, net                                  446            843
                                                        ------         ------
    Assets of discontinued operations                   $1,060         $2,549
                                                        ------         ------
                                                        ------         ------


     Condensed income (loss) from operations, net of tax, for Patwil Homes for the years ended December 31, 1997, 1996 and 1995, are as follows (in thousands):


                                                  DECEMBER 31,

                                               1997       1996      1995
                                               ----       ----      ----
Net revenues                                 $  262    $ 5,655   $ 35,814
Cost of sales                                  (272)    (5,177)   (31,748)
Selling, general and administrative expense    (287)      (228)   (11,102)
Income tax (provision) benefit                   -         100     (1,376)
                                             -------   -------   ---------
    Discontinued operations - (loss) income  $ (297)   $   350   $ (8,412)
                                             -------   -------   ---------
                                             -------   -------   ---------

     Management expects substantially all of the assets of discontinued operations will be liquidated in 1998.


NOTE 21 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

                           DEGEORGE FINANCIAL CORPORATION

     CASH AND CASH EQUIVALENTS
      RELATED PARTY RECEIVABLES
       HOLDBACK RESERVE DEPOSIT
        SENIOR BOND COLLATERAL FUND

     The carrying amount approximates fair value because of the short-term maturity of these instruments.

     NOTES RECEIVABLE

     The net carrying amount approximates fair value because of the short-term maturity on these instruments. In addition, DeGeorge has entered into a Construction Loan Purchase and Servicing Agreement whereby notes are transferred, on an ongoing basis, to a mortgage servicing company at their face value. Effective January 1, 1997, the Company adopted FAS 125, whereby transfers to the mortgage servicing company are treated as a financing. Prior to January 1, 1997, the Company had treated the transfer of its notes receivable as sales.

     MORTGAGE LOANS HELD FOR SALE

     Fair value is based on quoted secondary market rates.

     12% SENIOR NOTES

     The fair value of the 12% Senior Notes presented in the financial statements, net of original issue discount, is based on broker estimated repurchase values at December 31, 1996. Estimated repurchase values were not available at December 31, 1997 due to lack of trading activity, and therefore it is not practicable to estimate the fair value at December 31, 1997.

     NOTES PAYABLE

     The fair value of notes payable is determined based on a discounted cash flow calculation that applies interest rates currently being offered for similar instruments to the remaining notes payable maturities.

     The carrying amounts and fair values of the Company's financial instruments are as follows (in thousands):

                                          DECEMBER 31, 1997             DECEMBER 31, 1996
                                          -----------------             -----------------
                                        CARRYING       FAIR           CARRYING       FAIR
                                         AMOUNT        VALUE           AMOUNT        VALUE
                                         ------        -----           ------        -----
Cash and cash equivalents              $    1,179    $   1,179        $   3,737    $  3,737
Notes receivable, net                     124,181      124,181           29,507      29,507
Mortgage loans held for sale                  451          451              -           -
Receivables from related parties              661          661            1,047       1,047
Holdback reserve deposit                   10,686       10,686           18,828      18,828
Senior Bond collateral fund                 2,829        2,829            3,008       3,008
Collateralized borrowings                 103,430      103,430              -           -
12% Senior Notes                           43,819        n/a             43,738      36,303
Notes payable                               3,757        3,757            3,527       3,527

                           DEGEORGE FINANCIAL CORPORATION

NOTE 22 - SUBSEQUENT EVENTS:

     On January 30, 1998, the Company signed a definitive agreement to be acquired through a merger by a company controlled by Mr. DeGeorge, and certain current and former directors, officers and related parties. Under the merger agreement, each of the outstanding shares of common stock of the Company, other than shares owned by members of the buy-out group, will be converted into the right to receive $1.50 in cash.

     The merger agreement and the consideration to be received by holders of shares of common stock, other than members of the buy-out group, were approved by the Company's Board of Directors following the unanimous recommendation of a Special Committee of independent directors. The merger is subject to obtaining all necessary corporate and regulatory approvals, but is not subject to financing. The Company expects to complete the merger by the second fiscal quarter of 1998.

     During March 1998, Plymouth Capital Company, Inc. changed its name to DeGeorge Capital Corp., effective April 1, 1998.

NOTE 23 - YEAR 2000 ISSUE:

     The Year 2000 Issue relates to whether computer systems will properly recognize and process date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or possibly fail. The Company is heavily dependent on computer processing in the conduct of substantially all of its business activities.

     In 1997, the Company launched a "Year 2000" initiative to assess the potential impact on its data processing systems of the Year 2000 Issue. As part of the Company's effort to address this issue, a formal plan was established to analyze computer systems and equipment, purchased software and hardware, office equipment and facilities, and external interfaces.

     The formal plan was implemented in the fourth quarter of 1997 and is expected to be completed by July 1999. Items were prioritized and scheduled for completion based on the date that management estimated any impact could adversely affect Company operations. All software that would have created a potential impact on fiscal year 1998 was modified by December 31, 1997, without incident. As of March 1998, half of the programming scheduled to be finished during 1998 has been completed.

     All purchased hardware, software and electronic devices will be certified as Year 2000 compliant by the manufacturer or replaced before any potential impact to Company operations can occur. The company has very few electronic external interfaces. In each such instance, the external resource will be required to certify they are Year 2000 compliant.

     The approximate cost of this project to date is $48,000, which principally reflects employee wages and benefits. For the full period of implementation of this plan, the Company estimates that the total cost of this initiative will be $500,000.

                           DEGEORGE FINANCIAL CORPORATION

NOTE 24 - EMERGING ACCOUNTING STANDARD:

     FAS 130, "Reporting Comprehensive Income" requires an entity to include a statement of comprehensive income in its full set of general-purpose financial statements. Comprehensive income consists of the net income or loss of the entity plus or minus the change in equity of the entity during the period from transactions, other events, and circumstances resulting from non-owner sources. FAS 130 is effective for the Company's year ending December 31, 1998 and will require financial statements of earlier periods that are presented for comparative purposes to be reclassified.

NOTE 25 - FOURTH QUARTER ADJUSTMENTS (Unaudited):

     During the fourth quarter, the Company recorded year end adjustments aggregating a $3.5 million charge to operations, as follows:

Increase in deferred tax asset valuation allowance              $   336,000
Plant closing costs                                                 247,000
Provisions for credit losses                                      1,300,000
Change in estimate of construction support obligations            1,600,000
                                                                -----------
Total                                                           $ 3,483,000
                                                                -----------
                                                                -----------

                                   EXHIBIT INDEX




EXHIBIT NO.         DESCRIPTION OF EXHIBIT                      SEQUENTIAL PAGE
-----------         ----------------------                      ---------------
   2.1              Agreement and Plan of Merger                       78

  11                Statement Regarding Computation of Per            107
                    Share Earnings

  21                Subsidiaries of the Company                       108

  24                Powers of Attorney                                109

  27                Financial Data Schedule