Form 10-Q
period 1998-03-31
DEGEORGE FINANCIAL CORP
filed 1998-05-15
CIK 890523

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1998

                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________________ to _____________________

                            Commission file number 0-20832

                            DEGEORGE FINANCIAL CORPORATION
------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

Delaware                                                            41-1625724
------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)

99 Realty Drive, Cheshire, Connecticut                                   06410
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


                                  (203) 699-3400
------------------------------------------------------------------------------
                (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__    No ____


          Shares of Common Stock outstanding as of May 15, 1998:  10,810,193

                        DEGEORGE FINANCIAL CORPORATION

                            INDEX TO FORM 10-Q



                                                                     PAGE NO.
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS:
          Consolidated Balance Sheets as of March 31, 1998               3
          and December 31, 1997

          Consolidated Statements of Operations for the three            4
          months ended March 31, 1998 and 1997

          Consolidated Statements of Cash Flows for the three            5
          months ended March 31, 1998 and 1997

          Notes to Consolidated Financial Statements                      6-12


ITEM 2.   Management's Discussion and Analysis of Financial              13-17
          Condition and Results of Operations


PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION                                              18

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                               18

                            DEGEORGE FINANCIAL CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                                   ($ IN THOUSANDS)

                                                                    (UNAUDITED)
                                                                      MARCH 31,         DECEMBER 31,
                                                                        1998                 1997
                                                                    -----------         ------------
ASSETS
Cash and cash equivalents                                           $    2,271          $    1,179
Notes receivable, net                                                  137,864             124,181
Mortgage loans held for sale                                             1,189                 451
Receivables from related parties                                           573                 661
Construction projects in process and inventory                           4,969               4,774
Land held for sale                                                         184                 184
Prepaid expenses and other assets                                        4,452               3,777
Holdback reserve deposit, net                                           10,803              10,686
Senior Bond collateral fund                                              2,870               2,829
Real estate owned                                                        3,964               3,280
Property, plant and equipment, less accumulated depreciation
   of $3,343 and $3,024 for 1998 and 1997, respectively                 14,558              13,146
Assets of discontinued operations                                        1,072               1,060
Intangible assets, less accumulated amortization of
   $2,184 and $2,071 for 1998 and 1997, respectively                     1,441               1,554
                                                                    -----------         ------------
         Total assets                                               $  186,210          $  167,762
                                                                    -----------         ------------
                                                                    -----------         ------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                                    $    7,469          $   11,569
Accrued construction costs and unearned
   income on sold notes receivable                                       3,304               4,358
Accrued expenses                                                         9,045               7,236
Deferred income                                                          5,007               4,623
Customer deposits                                                          209                 255
Collateralized borrowings                                              129,752             103,430
12% Senior notes                                                        43,857              43,819
Notes payable                                                            3,637               3,757
Capital lease obligations                                                  126                  --
                                                                    -----------         ------------
         Total liabilities                                             202,406             179,047
                                                                    -----------         ------------
Commitments and contingencies (Note 8)

Stockholders' equity (deficit):
Common Stock; par value $.10, 25,000,000 shares
   authorized, 10,810,193 shares issued and outstanding                  1,081               1,081
Paid in capital                                                         47,384              47,384
Accumulated deficit                                                    (64,661)            (59,750)
                                                                    -----------         ------------
         Total stockholders' equity (deficit)                          (16,196)            (11,285)
                                                                    -----------         ------------
         Total liabilities and stockholders' equity (deficit)       $  186,210          $  167,762
                                                                    -----------         ------------
                                                                    -----------         ------------

           See accompanying notes to consolidated financial statements

                       DEGEORGE FINANCIAL CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDING MARCH 31, 1998 AND 1997
                  ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
                                (UNAUDITED)

                                                     1998                1997
                                                 -----------          ---------
Financial services income                        $    3,920           $   1,278
                                                 -----------          ---------
Contract services:
  Contract revenue                                   10,640              13,525
  Materials and handling charges                     (5,440)             (9,337)
                                                 -----------          ---------
          Contract services income                    5,200               4,188
                                                 -----------          ---------

Construction services:
  Construction revenue                                2,395               2,460
  Cost of construction                               (2,115)             (1,953)
                                                 -----------          ---------
          Construction services income                  280                 507
                                                 -----------          ---------

          Total income                                9,400               5,973

Operating expenses:
  Selling                                             5,407               3,895
  General and administrative                          5,014               3,865
  Provision for credit losses                           601                 163
  Interest expense                                    2,927               1,805
  Other expense (income)                                335                 288
                                                 -----------          ---------
(Loss) income from continuing operations
  before income taxes                                (4,884)             (4,043)

    Income tax (provision) benefit                       (6)                 --
                                                 -----------          ---------
(Loss) income from continuing operations             (4,890)             (4,043)

Discontinued operations-Patwil Homes, Inc.
  (Loss) income from operations                         (21)                (54)
                                                 -----------          ---------

Net (loss) income                                $    (4,911)         $  (4,097)
                                                 -----------          ---------
                                                 -----------          ---------

Basic and diluted (loss) earnings per common
   share:
   (Loss) income from continuing operations      $     (0.45)         $   (0.37)
   (Loss) income from discontinued operations             --              (0.01)
                                                 -----------          ---------
   Net (loss) income                             $     (0.45)         $   (0.38)
                                                 -----------          ---------
                                                 -----------          ---------

             See accompanying notes to consolidated financial statements

                       DEGEORGE FINANCIAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDING MARCH 31, 1998 AND 1997
                              ($ IN THOUSADS)
                                (UNAUDITED)

                                                                      1998                 1997
                                                                --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                               $     (4,911)         $   (4,097)
                                                                  ----------          ----------
Adjustments to reconcile net (loss) income to
 net cash (used in) provided by operating activities:
  Depreciation and amortization                                          459               4,329
  Accretion of discount on collateralized borrowings                   2,242                 261
  Provision for credit losses                                            601                 755
  Provision for sales promotions and incentives                        1,012                 372
  Loss (gain) on sale of property, plant and equipment                  (125)                 --
  Loss (gain) from discontinued operations                                21                  53
  Loss (gain) on sale of real estate owned                               260                 (83)
  Gain on sale of loans                                                 (185)               (105)
  Loans originated for sale                                          (14,361)             (5,988)
  Proceeds from sales of loans                                        13,808               6,093
 Decrease (increase) in other operating assets                          (665)               (253)
 (Decrease) increase in other operating liabilities                   (3,008)              2,139
                                                                  ----------          ----------
   Total adjustments                                                      59               7,573
                                                                  ----------          ----------
   Net cash provided by (used in) operating activities of:
     Continuing operations                                            (4,852)              3,476
     Discontinued operations                                             (33)                477
                                                                  ----------          ----------
   Net cash provided by (used in) operating activities                (4,885)              3,953
                                                                  ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of property, plant and equipment                   206                  --
  Purchase of property, plant and equipment                           (1,663)               (487)
  Proceeds from sales of real estate owned                               945                 538
  Net increase in notes receivable                                   (14,413)            (26,968)
  Notes receivable repurchased                                        (3,192)             (1,671)
                                                                  ----------          ----------
 Net cash (used in) provided by investing activities                 (18,117)            (28,588)
                                                                  ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from collateralized borrowings,
    net of discounting                                                36,308              23,648
  Repayments of collateralized borrowings                            (12,082)                 --
  Principal payments on notes payable - other                           (120)                (44)
  Borrowings on notes payable - other                                     --                 673
  Principal payments on capital leases                                   (12)               (115)
                                                                  ----------          ----------
 Net cash provided by (used in) financing activities                  24,094              24,162
                                                                  ----------          ----------
Net change in cash and cash equivalents                                1,092                (473)

Cash and cash equivalents - beginning of the period                    1,179               3,737
                                                                  ----------          ----------
Cash and cash equivalents - end of the period                     $    2,271          $    3,264
                                                                  ----------          ----------
                                                                  ----------          ----------

          See accompanying notes to consolidated financial statements

                        DEGEORGE FINANCIAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

 NOTE 1 -- BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and December 31, 1997, the results of operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months ended March 31, 1998 and 1997 of the Company. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1997 Annual Report on Form 10-K.

     DeGeorge Financial Corporation (the "Company") is a holding company whose significant assets are its investment in its wholly owned operating subsidiaries DeGeorge Home Alliance, Inc. ("DeGeorge"), and its wholly owned subsidiary, DeGeorge Capital Corp. ("DeGeorge Capital"), DeGeorge Homes of Florida, Inc. ("DeGeorge/Florida") and DeGeorge Homes of New England, Inc. ("DeGeorge/New England"). DeGeorge Capital, formerly Plymouth Capital
Company, Inc., changed its name effective April 1, 1998. The combined assets, liabilities, earnings and equity of DeGeorge, DeGeorge Capital, DeGeorge/Florida and DeGeorge/New England are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. Accordingly, separate financial statements and other disclosures concerning DeGeorge, DeGeorge Capital, DeGeorge/Florida and DeGeorge/New England are not deemed to be material to investors. During the three months ended March 31, 1998, the Company continued the phase out of operations for its wholly owned subsidiary, Patwil Homes, Inc. ("Patwil Homes"). See "Note 9 - Discontinued Operations".

     The Company is currently dependent upon cash flow from the financing of construction loans for its working capital needs. Since April 1995, the Company has been transferring its construction loans to a mortgage financing company pursuant to the Construction Loan Purchase and Servicing Agreement (the "Construction Loan Agreement") under which the Company may, at its discretion and subject to certain criteria, transfer all of its construction loans. On June 1, 1997, certain provisions of the Construction Loan Agreement were amended (the "June 1997 Amendment"), including a reduction in the holdback deposit requirement from 12% to 8% and a change in the benchmark for computing the interest rate on its borrowings, from prime plus 1 1/2% to the three month London Interbank Offered Rate ("LIBOR") plus 3% (10% and 8.71%, respectively, at March 31, 1998), effectively reducing the interest rate on its borrowings 129 basis points at March 31, 1998. The June 1997 Amendment also extended the term of the Construction Loan Agreement to June 1, 1999. As of August 1, 1997, the Construction Loan Agreement was further amended to provide for transfer of construction loans for turnkey activities and an earlier transfer of core business construction loans involving customer land acquisition advances.

     Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 125"). Under FAS 125, the Company is accounting for the transfer of its notes receivable under the Construction Loan Agreement as a pledge of collateral in a borrowing arrangement for all transactions occurring after December 31, 1996. Prior to January 1, 1997, the Company accounted for the transfers of its receivables as sales. Although there is no difference in substance or form from sales of notes receivable that occurred prior to January 1, 1997 to those that were transferred after December 31, 1996, the

                      DEGEORGE FINANCIAL CORPORATION

                                (UNAUDITED)

transactions that occurred prior to 1997 retain their sale characteristics in the financial statements since FAS 125 prohibits retroactive application to transactions occurring before January 1, 1997. Thus, loans transferred prior to 1997 are not recognized as assets (or as pledged collateral) on the balance sheets of the Company, while loans transferred in 1997 and 1998 are so recognized.

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

     Construction services income reflects the results of operations for turnkey homebuilding operations as well as sales to American Indian tribal groups, community service and non-profit organizations. DeGeorge has adopted the completed contract method of accounting for recognizing construction revenue from turnkey operations. Under this method, billings and costs are accumulated during the period of construction, but no profits are recorded before the completion of the work. Provisions for estimated losses on uncompleted contracts are made when determined. Administrative costs are not allocated to construction projects.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 1997 Annual Report on Form 10-K.

     Certain reclassifications have been made to the financial statements for the three months ended March 31, 1997 to conform to the presentation for the three months ended March 31, 1998. These reclassifications had no effect on net loss.

                      DEGEORGE FINANCIAL CORPORATION

                                (UNAUDITED)


NOTE 2 -- NOTES RECEIVABLE:

     Notes receivable at March 31, 1998 and December 31, 1997 are as follows (in thousands):

                                                   MARCH 31,     DECEMBER 31,
                                                      1998           1997
                                                   ----------   -------------
Contractual value of notes receivable               $198,453       $166,662
Less:  unfunded contractual obligations              (54,008)       (37,034)
                                                    --------       --------
Less:                                                144,445        129,628
  Allowance for sales promotions and incentives         (839)          (691)
  Allowance for estimated credit losses               (4,282)        (3,571)
  Deferred loan origination fees, net                 (1,460)        (1,185)
                                                    --------       --------
       Notes receivable, net                        $137,864       $124,181
                                                    --------       --------
                                                    --------       --------

     At March 31, 1998 and December 31, 1997, $135.0 million and $107.8 million, respectively, of the contractual value of notes receivable have been pledged as collateral under the Construction Loan Agreement. Loans transferred under the Construction Loan Agreement prior to January 1, 1997, the balance of which was $39.9 million and $61.1 million at March 31, 1998 and December 31, 1997, respectively, retained their sale characteristics and are not included in notes receivable.

NOTE 3 -- TRANSFER AND SERVICING OF NOTES RECEIVABLE:

     Under the Construction Loan Agreement, loans are transferred at face value, net of cost of funds discounting. The Construction Loan Agreement also provides for a deposit account, owned by the Company, for retention of a portion of the proceeds from the transfer of construction loans as security for credit losses. Deposits are reflected in the financial statements net of allowance for estimated credit losses representing the estimated impairment of the deposit in connection with the recourse provisions of the Construction Loan Agreement on construction loans transferred. The Company received interest income (reflected in financial services income) on deposit funds of $169,000 and $288,000 for the three months ended March 31, 1998 and 1997, respectively.

     Funds retained under the holdback provision of the Construction Loan Agreement are presented as holdback reserve deposit on the balance sheet, net of estimated credit losses anticipated on construction loans sold, as follows (in thousands):

                                                     MARCH 31,   DECEMBER 31,
                                                      1998           1997
                                                    ----------   ------------
Holdback                                             $12,212        $12,447
Allowance for estimated credit losses                 (1,409)        (1,761)
                                                     -------        -------
  Holdback reserve deposit, net                      $10,803        $10,686
                                                     -------        -------
                                                     -------        -------

     As earlier described, transfers of loans under the Construction Loan Agreement subsequent to 1996 are considered financing arrangements and not loan sales. At March 31, 1998 and December 31, 1997, the balance of these collateralized borrowings is $129.8 million and $103.4 million, respectively, which is net of discount of $5.2 and $4.4 million, respectively. For the three months ended March 31, 1998 and 1997, $2.2 million and $261,000, respectively, of discount accretion is included in interest expense.

                      DEGEORGE FINANCIAL CORPORATION

                                (UNAUDITED)


     Loans transferred prior to January 1, 1997 were treated as sales of notes receivable. At the time of their sale, the fair value of mortgage servicing rights was calculated based upon estimated service fees that the Company would expect to receive over the life of the loans sold, less incremental costs associated with servicing the loans. For the three months ended March 31, 1998 and 1997, service fee expense, which includes amortization of mortgage servicing rights, was $1.6 million and $3.9 million, respectively. Service fee expense is reflected in the financial statements as an offset to service fee income in financial services income.

NOTE 4 -- CONSTRUCTION PROJECTS IN PROCESS AND INVENTORY:

     Construction projects in process and inventory at March 31, 1998 and December 31, 1997, is as follows (in thousands):

                                                         MARCH 31,    DECEMBER 31,
                                                           1998           1997
                                                         --------     ------------
Construction projects in progress and model homes          $4,928       $4,733
Raw materials inventory                                        41           41
                                                           ------       ------
       Construction projects in process and inventory      $4,969       $4,774
                                                           ------       ------
                                                           ------       ------

NOTE 5 -- INCOME TAXES:

     Income tax provision (benefit) for the three months ended March 31, 1998 and 1997 differs from the amount of income tax determined by applying the applicable U.S. statutory federal tax rate of 34% to pre-tax (loss) income as a result of the following differences (in thousands):

                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                    ------------------------
                                                       1998           1997
                                                    ----------     ----------
Statutory U.S. tax rate                              $(1,599)       $(1,387)
State taxes, net of federal income tax benefit          (277)          (245)
Change in valuation allowance                          1,882          1,632
                                                     -------        -------
  Income tax (benefit) provision                     $     6        $    --
                                                     -------        -------
                                                     -------        -------

     The significant components of deferred income taxes at March 31, 1998 and December 31, 1997 are as follows (in thousands):

                                                 MARCH 31,       DECEMBER 31,
                                                   1998               1997
                                                -------------   -------------
Deferred tax assets:
Credit and refinancing allowances                  $   1,901      $   2,179
Goodwill                                               1,604          1,648
Net operating loss carryforward                       19,587         17,399
Other, net                                              (267)          (283)
                                                   ---------      ---------
   Total gross deferred tax assets                    22,825         20,943
Less:  valuation allowance                           (22,825)       (20,943)
                                                   ---------      ---------
   Deferred income taxes                           $      --      $      --
                                                   ---------      ---------
                                                   ---------      ---------

                      DEGEORGE FINANCIAL CORPORATION

                                (UNAUDITED)


     At March 31, 1998 and December 31, 1997, the Company has net operating loss carryforwards of $49.0 million and $43.5 million, respectively, which will fully expire by the year 2019.

NOTE 6 -- CONSOLIDATED STATEMENTS OF CASH FLOWS:

     Changes in other operating assets and liabilities in the Consolidated Statements of Cash Flows are as follows (in thousands):

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         --------------------
                                                           1998        1997
                                                         ---------  ---------
Decrease (increase) in:
  Deferred loan origination fees                         $    275    $     71
  Receivable from related parties                              88         (23)
  Construction projects in process and inventory             (195)        307
  Prepaid expenses and other assets                          (675)      1,126
  Holdback reserve deposit                                   (117)        601
  Mortgage servicing rights                                     -      (2,314)
  Senior Bond collateral fund                                 (41)        (21)
                                                         --------    --------
    Total decrease (increase) in other operating assets  $   (665)   $   (253)
                                                         --------    --------
                                                         --------    --------
Increase (decrease) in:
  Accounts payable and accrued expenses                  $ (2,291)   $  4,785
  Accrued construction costs and unearned
     income on sold notes receivable                       (1,054)     (2,671)
  Customer deposits                                           (47)         25
  Deferred income                                             384          --
                                                         --------    --------
      Total increase (decrease) in other
       operating liabilities                             $ (3,008)   $  2,139
                                                         --------    --------
                                                         --------    --------

  Supplemental disclosures of cash flow information:
    Interest paid                                        $  3,137    $  2,389
    Income taxes paid (refunded), net                    $     44    $     29

  Supplemental schedule of non-cash investing and
   financing activities:
    Transfer of notes receivable to real estate owned    $  2,227    $    806
    Notes receivable originated from sales of
     real estate owned                                   $     --    $    147
    Capital leases incurred for acquisition
     of equipment                                        $    138    $     --

NOTE 7 -- SUMMARIZED FINANCIAL INFORMATION:

     Summarized financial information of DeGeorge as of March 31, 1998 and December 31, 1997 and for the three months ended March 31, 1998 is as follows (in thousands):

                                                MARCH 31,   DECEMBER 31,
                                                 1998           1997
                                               ----------   ------------
Total assets                                   $193,178       $174,382
Total liabilities                              $201,568       $178,137

                      DEGEORGE FINANCIAL CORPORATION

                                (UNAUDITED)

     Total assets include intercompany receivables of $24.1 million and $24.0 million, respectively, at March 31, 1998 and December 31, 1997.

                                                   THREE MONTHS ENDED
                                                      MARCH 31,
                                              -------------------------
                                                 1998           1997
                                              ----------      ---------
Total income                                  $   9,161       $  6,074
Net (loss) income                             $  (4,720)      $ (3,925)


NOTE 8 -- COMMITMENTS AND CONTINGENCIES:

     There has been no significant change in the status of lawsuits or commitments described in Note 13 to the Consolidated Financial Statements contained in the Company's 1997 Annual Report on Form 10-K.

NOTE 9 -- DISCONTINUED OPERATIONS:

     Summarized below are the assets of discontinued operations (in thousands):

                                                          MARCH 31,   DECEMBER 31,
                                                           1998           1997
                                                         ---------    -----------
Cash                                                       $   86      $   57
Notes receivable                                               56          52
Inventory                                                      70          80
Prepaid expenses and other assets                              73          71
Costs of uncompleted contracts in excess of
 related billings                                             341         354
Assets held for sale, net                                     446         446
                                                           ------      ------
       Assets of discontinued operations                   $1,072      $1,060
                                                           ------      ------
                                                           ------      ------

     Condensed income (loss) from discontinued operations for the three months ended March 31, 1998 and 1997 are as follows (in thousands):

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                   --------------------------
                                                      1998            1997
                                                   -----------    -----------
Net revenues                                          $   --       $    171
Cost of sales                                             --           (150)
Selling, general and administrative expenses             (21)           (74)
                                                      ------       --------
   Discontinued operations - (loss) income            $  (21)      $    (53)
                                                      ------       --------
                                                      ------       --------

NOTE 10 -- SIGNIFICANT TRANSACTIONS:

     On January 30, 1998, the Company signed a definitive agreement to be acquired through a merger by a company controlled by Mr. Peter R. DeGeorge, Chairman and Chief Executive Officer of the Company, and certain current and former directors, officers and related parties. Under the merger agreement, each of the outstanding shares of common stock of the Company, other than shares owned by members of the buy-out group, will be converted into the right to receive $1.50 in cash.

                      DEGEORGE FINANCIAL CORPORATION

                                (UNAUDITED)

     The merger agreement and the consideration to be received by holders of shares of common stock, other than members of the buy-out group, were approved by the Company's Board of Directors following the unanimous recommendation of a Special Committee of independent directors on January 29, 1998. The merger is subject to obtaining all necessary corporate and regulatory approvals, but is not subject to financing.


NOTE 11 -- SUBSEQUENT EVENTS:

     Effective April 1, 1998, Plymouth Capital Company, Inc. changed its name to DeGeorge Capital Corp.

     On April 29, 1998, the Company filed a preliminary Proxy Statement with the Securities and Exchange Commission in connection with a special meeting of the Company's stockholders to consider the approval and adoption of the Agreement and Plan of Merger dated as of January 29, 1998. The Company expects to complete merger by the second fiscal quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion makes various comparisons relevant to the results of operations of the Company for the three months ended March 31, 1998 and 1997 with regard to continuing and discontinued operations. Discontinued operations relate to the phase out of operations for the Company's wholly owned subsidiary, Patwil Homes, which ceased new business activities in late 1995 and has since been executing a plan of liquidation. Except where noted, all references herein are to continuing operations.

CHANGES IN BUSINESS OPERATIONS, INCOME RECOGNITION AND PRESENTATION OF
 OPERATING RESULTS

    In April 1997, DeGeorge closed its distribution centers, which fundamentally changed its operations. Concurrently with the closing of its distribution centers, DeGeorge determined that recording contract services income ratably over the service period based on the ratio of services performed at the time of sale and thereafter to total services performed over the service period more closely matched DeGeorge's business operations. Accordingly, upon the closing of the construction loan, which is the confirmed point of sale for DeGeorge, 60% of the related contract service income is recognized with the balance of unearned contract services income recognized ratably over the following ten month period. For contracts fulfilled prior to April 1997, contract revenue and materials charges were recognized based on the ratio of individual shipments of materials to total shipments of materials.

     Effective January 1, 1997, the Company adopted FAS 125, under which the Company began accounting for the transfer of its notes receivable under the Construction Loan Agreement, as a pledge of collateral in a borrowing arrangement for all transactions occurring after December 31, 1996 (see "Liquidity and Capital Resources" below). Prior to January 1, 1997, the Company had treated the transfer of its receivables as sales. Thus, transactions occurring prior to 1997 are not reflected as assets (or as pledged collateral) on the balance sheets of the Company for the dates presented while transactions occurring after 1996 are so reflected. For periods subsequent to the adoption of FAS 125, financial services income reflects interest charged to customers on construction loans transferred pursuant to the Construction Loan Agreement after December 31, 1996 without offset for related interest expense. The cost of funds on post-1996 notes receivable transferred is included in interest expense. For loans underwritten prior to 1997, servicing income continues to be reflected net of servicing expense in financial services income. Interest income on deposits, previously reflected in other (income) expense, has been reclassified to financial services income for all periods presented. Other than recasting the presentation of results of operations to reflect current business operations, no restatement of results of operations for prior periods has been made.

RESULTS OF OPERATIONS

NET INCOME (LOSS)

     The Company reported a net loss of $4.9 million for the quarter ended March 31, 1998, or $0.45 per share, as compared to a net loss of $4.1 million, or $0.38 per share, for the similar period in 1997. Per share amounts are based on 10.8 million weighted average shares outstanding for each period. Basic and diluted per share amounts are equal for both periods because the effect of common stock equivalents was anti-dilutive.

FINANCIAL SERVICES INCOME

     Financial services income is comprised principally of interest charged to customers on construction loans, net loan servicing income, loan origination fees and customer insurance placement fees. Financial services income increased to $3.9 million in 1998 from $1.3 million in 1997, an increase of $2.6 million. The key component of this increase ($2.3 million) relates to the change in presentation of interest earnings from customers under construction loans that were transferred after December 31, 1996, as earlier described. Other components of this increase include $500,000 of fees earned on mortgage origination activities and $200,000 of interest income on accounts retained in the Company's portfolio of notes receivable. Increases in financial services income were offset by a reduction of $300,000 in service fees collected on accounts sold pursuant to the Construction Loan Agreement prior to January 1, 1997 and $100,000 of earnings on reduced reserves held pursuant to the Construction Loan Agreement (see "Liquidity and Capital Resources" below).

CONTRACT SERVICES INCOME

     Contract services income, as described above, represents the income realized on DeGeorge's core business support activities. Contract services income was $5.2 million for first quarter of 1998 as compared to $4.2 million for the similar period in 1997, an increase of $1.0 million, or 24.2%. The increase in contract services income is attributable to the rise in loan closings achieved during the first quarter, which totaled 270 in 1998 as compared to 200 in 1997, an increase of 70, or 35.0%. Loan closings increased in the first quarter of 1998 primarily due to the increase in backlog (i.e., the inventory of active loan applications in process) at December 31, 1997.

     Loan applications received during the first quarter of 1998 increased 49.8%, to 903 from 603 in the first quarter of 1997. At March 31, 1998, DeGeorge had 653 loan applications in active processing as compared to 480 at March 31, 1997, an increase of 173, or 36.0%. Backlog includes 294 preliminary credit-approved loan applications at March 31, 1998 for which customers had also identified their building site as compared to 284 similar loan applications at March 31, 1997, an increase of 3.5%. Backlog also includes 359 and 196 loan applications at March 31, 1998 and 1997, respectively, which were in early stages of processing, an increase of 83.2%.

     Materials and handling charges relating to contract services reflect the cost of materials that DeGeorge provides to customers and arranges to have delivered to customers' construction sites, and for periods prior to the second quarter of 1997, also includes distribution center warehousing and truck fleet costs. For the quarters ended March 31, 1998 and 1997 materials and handling charges as a percentage of contract revenue were 51.1% and 69.0%, respectively.

     For marketing purposes, DeGeorge may offer sales promotions to customers at the time of sale, typically consisting of free interest for the first several months or merchandise (such as appliances). Contract revenue is reported net of promotions.

CONSTRUCTION SERVICES INCOME

     Construction services income aggregates the results of operations for the turnkey homebuilding activities of DeGeorge/Florida and DeGeorge/New England as well as sales to American Indian and non-profit groups. Construction services income decreased to $300,000 in the quarter ending March 31, 1998 as compared to $500,000 in the comparable period in 1997, a decrease of $200,000. The decrease in construction services income is primarily attributable to reduced construction activity and associated margin on community service sales.

SELLING EXPENSES

      Selling expenses increased by $1.5 million during the first quarter of 1998, to $5.4 million from $3.9 million in 1997. The increase in selling expenses for the first quarter of 1998 is primarily attributable to

$800,000 of staffing and other costs relating to branch sales offices established in the latter part of 1997, $600,000 of compensation paid to sales representatives in connection with direct marketing operations that were in the earliest stage of development in the first quarter of 1997 and $300,000 of increased wages relating to additional sales management staff required to direct the expanding activities of the field sales force. The first quarter increases were offset by $200,000 of reduced recruitment costs and related savings achieved through the elimination of reimbursed expenses to sales representatives.

     At March 31, 1998 and 1997, DeGeorge had 329 and 173 field sales representatives, respectively. In addition, the Company had 53 and 9 telemarketing representatives in its direct marketing operations at March 31, 1998 and 1997, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were $5.0 million for the quarter ended March 31, 1998 as compared to $3.9 million for the similar period in 1997. The $1.1 million increase in first quarter general and administrative expenses is principally attributable to $600,000 of staffing, depreciation and facilities charges associated with expanded operations at the Company's headquarters that replace services previously provided at DeGeorge's distribution centers, which were closed in the second quarter of 1997. Other components of the first quarter increase include $200,000 in costs relating to increased staffing for improvements in processing and information technology; $100,000 in professional fees, partially attributable to the pending merger proposal, $100,000 in property and franchise taxes and $100,000 in travel relating to the development of branch offices.

PROVISION FOR CREDIT LOSSES

      During the quarter ended March 31, 1998, the Company recorded a provision for credit losses of $600,000 as compared to $200,000 for the similar period in 1997. The provision for credit losses reflects the replenishment to the allowance for credit losses based on management's estimate of the potential impairment of notes receivable after taking into account specific charges to the allowance during the period.

INTEREST EXPENSE

      Interest expense for the quarter ended March 31, 1998 increased by $1.1 million, to $2.9 million from $1.8 million in 1997, all of which is directly attributable to the change in the method of accounting for the transfer of notes receivable under the Construction Loan Agreement pursuant to the Company's adoption of FAS 125 on a prospective basis, effective January 1, 1997 (see "Changes in Business Operations, Income Recognition and Presentation of Operating Results" above). Other principal components of interest expense include $1.3 million of interest paid on $44.5 million of outstanding 12% Senior Notes due 2001 of DeGeorge and $100,000 of related amortization of debt issuance costs.

OTHER (INCOME) EXPENSE

Other expense for each of the three month periods ending March 31, 1998 and 1997 was $300,000. This amount is principally comprised of maintenance and writedown costs of $400,000 and $200,000 in connection with the servicing of real estate owned during the respective quarters in 1998 and 1997. During the quarter ended March 31, 1998, other expense was offset by a net gain of $100,000 on the sale of fixed assets and real estate owned. Non-recurring customer accommodations of $100,000 were recorded for the quarter ended March 31, 1997.

INCOME TAXES

     The Company provides for the recognition of deferred tax assets and liabilities based on expected future tax consequences of events that have been recognized in the Company's financial statements. As of December 31, 1997, the Company had accumulated a gross deferred tax asset of $20.9 million, against which the Company recorded a full valuation allowance. During the first quarter of 1998, the net loss for tax purposes and changes in temporary differences caused an increase in the gross deferred tax asset to $22.8 million, against which a full valuation allowance has also been recorded.

      For federal income tax purposes, the Company had net operating loss carryovers of $49.0 million at March 31, 1998, which will fully expire by the year 2019.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1997, cash and cash equivalents were $1.2 million as compared to $3.7 million at December 31, 1996.

      Since April 1995, the Company has been transferring its construction loans to a mortgage financing company pursuant to the Construction Loan Agreement, under which the Company may, at its discretion and subject to certain criteria, transfer all of its construction loans. The June 1997 Amendment provided for a reduction in the holdback deposit requirement from 12% to 8% (resulting in the return of $7.5 million of deposits to the Company in June 1997) and a change in the benchmark for computing the interest rate on its borrowings, from prime plus 1 1/2% to the three month London Interbank Offered Rate ("LIBOR") plus 3% (10% and 8.71%, respectively, at March 31,
1998), effectively reducing the interest rate on the Company's borrowings 129 basis points at March 31, 1998. The June 1997 Amendment also extended the term of the Construction Loan Agreement to June 1, 1999. As of August 1, 1997, the Construction Loan Agreement was further amended to provide for transfer of construction loans for turnkey activities and an earlier transfer of core business construction loans involving customer land acquisition advances.

      Under the Construction Loan Agreement, loans are transferred at face value, net of cost of funds discounting. The Construction Loan Agreement also provides for a deposit account, owned by the Company, for retention of a portion of the proceeds from the transfer of construction loans as security for credit losses. The balance of deposits at March 31, 1998 and December 31, 1997 was $12.2 million and $12.4 million, respectively. Deposits are presented in the financial statements net of allowance for estimated credit losses ($1.4 million and $1.7 million at March 31, 1998 and December 31, 1997, respectively) on construction loans transferred.

      During the three months ended March 31, 1998, the Company transferred $36.2 million, net face value ($39.4 million gross transfers less $3.2 million of repurchased accounts), of construction loans pursuant to the Construction Loan Agreement. Net proceeds to the Company for the first quarter of 1998 were $33.3 million, after discounting of $3.1 million and net return of deposits of $200,000.

      As of March 31, 1998, the Company was servicing $39.9 million, face value, of previously transferred construction loans. Collateralized borrowings at March 31, 1998 of $135.0 million represent financing transactions occurring after December 31, 1996, which are reported in the financial statements net of prepaid interest of $5.2 million, or $129.8 million. As of December 31, 1997, the Company was servicing $61.1 million, face value, of previously transferred construction loans.

      The Company is currently dependent upon cash flow from the financing of construction loans under the Construction Loan Agreement for its working capital needs. At March 31, 1998, the Company was committed to fund expenditures relating to contractual obligations with customers of $57.3 million. In addition, debt service requirements relating to the 12% Senior Notes and notes payable are expected to be $4.6 million for the balance of fiscal 1998. The Company's available balance of notes receivable at March 31, 1998 exceeded the Company's cash flow needs at that date and the Company believes that a majority of its notes receivable will be eligible for financing under the terms of the Construction Loan Agreement. The Company also believes it will generate sufficient new notes receivable for financing under the Construction Loan Agreement to meet its anticipated cash needs. On most business days, the Company receives payoff funds from customers in its capacity as servicer. Under terms of the Construction Loan Agreement as in effect during the first quarter of 1998, the Company had an obligation to immediately remit such funds to the mortgage financing company, though in practice, the Company transferred such funds to the mortgage financing company on a lag basis, usually in connection with a further transfer of construction loans. This lag in payments was a technical violation of the Construction Loan Agreement. Such agreement was amended on March 31, 1998 to require that such payoff funds be remitted to the mortgage financing company within 15 days of receipt. While the Company gains a "float" on such funds, which the Company uses to finance its operations, the Company is still required to pay interest on such funds through the date of remittance.

      The Company has invested $4.3 million in its corporate facility, which is subject to a mortgage, the balance of which was $600,000 at March 31, 1998. In June 1997, the Company began construction of a second facility adjacent to its corporate offices. The cost of completion for the second facility, including furniture and fixtures, is expected to be $5.3 million of which $2.7 million had been disbursed as of March 31, 1998. The Company believes that the mortgaging of these and other real estate holdings would provide a significant source of working capital. Additional sources of cash available to the Company include the sale of certain other assets and the further disposition of remaining assets of discontinued operations. The Company believes that the proceeds from these asset sales would be reflective of their carrying value.

PART II.       OTHER INFORMATION

  ITEM 5.      OTHER INFORMATION:

               None


  ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits:  none

               (b)  Reports on Form 8-K:
                    There have been no reports on Form 8-K since the filing of the Company's 1997 Annual Report on Form 10-K.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DEGEORGE FINANCIAL CORPORATION
                                             (Registrant)


Dated:  May 15, 1998

                                             By:  /s/  SALVATORE A. BUCCI
                                                  ----------------------------
                                                  Salvatore A. Bucci
                                                  Senior Vice President and
                                                    Chief Financial Officer