Form 10-Q
period 1998-06-30
DEGEORGE FINANCIAL CORP
filed 1998-08-14
CIK 890523

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1998

                            OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

For the transition period from --------------------- to --------------------

                         Commission file number 0-20832

                         DEGEORGE FINANCIAL CORPORATION
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                              41-1625724
----------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)

99 Realty Drive, Cheshire, Connecticut                                 06410
----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


                                (203) 699 - 3400
----------------------------------------------------------------------------
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

      Shares of Common Stock outstanding as of August 14, 1998: 10,810,193

                         DEGEORGE FINANCIAL CORPORATION

                               INDEX TO FORM 10-Q




PART I.              FINANCIAL INFORMATION                             PAGE NO.

  ITEM 1.            FINANCIAL STATEMENTS:
                     Consolidated Balance Sheets as of June 30, 1998          3
                     and December 31, 1997

                     Consolidated Statements of Operations and                4
                     Comprehensive Income for the three and
                     six months ended June 30, 1998 and 1997

                     Consolidated Statements of Cash Flows for the six        5
                     months ended June 30, 1998 and 1997

                     Notes to Consolidated Financial Statements            6-13


  ITEM 2.            Management's Discussion and Analysis of Financial    14-20
                     Condition and Results of Operations


PART II.             OTHER INFORMATION

  ITEM 5.            OTHER INFORMATION                                       21

  ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K                        21

                         DEGEORGE FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                ($ IN THOUSANDS)

                                                                                 (UNAUDITED)
                                                                                   JUNE 30,         DECEMBER 31,
                                                                                     1998               1997
                                                                                 -----------        ------------
ASSETS
Cash and cash equivalents                                                        $     1,007         $    1,179
Notes receivable, net                                                                154,785            124,181
Mortgage loans held for sale                                                           1,460                451
Receivables from related parties                                                         582                661
Construction projects in process and inventory                                         8,007              4,774
Land held for sale                                                                       184                184
Prepaid expenses and other assets                                                      4,350              3,777
Holdback reserve deposit, net                                                         13,006             10,686
Senior Bond collateral fund                                                            2,597              2,829
Real estate owned                                                                      4,349              3,280
Property, plant and equipment, less accumulated depreciation
   of $3,707 and $3,024 for 1998 and 1997, respectively                               16,297             13,146
Assets of discontinued operations                                                        979              1,060
Intangible assets, less accumulated amortization of
   $2,297 and $2,071 for 1998 and 1997, respectively                                   1,328              1,554
                                                                                 -----------         ----------
           Total assets                                                          $   208,931         $  167,762
                                                                                 -----------         ----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                                                 $    10,580         $   11,569
Accrued construction costs and unearned
  income on sold notes receivable                                                      1,395              4,358
Accrued expenses                                                                       7,492              7,236
Deferred income                                                                        6,600              4,623
Customer deposits                                                                        440                255
Collateralized borrowings                                                            158,921            103,430
12% Senior notes                                                                      43,895             43,819
Notes payable                                                                          3,310              3,757
Capital lease obligations                                                                119                  -
                                                                                 -----------         ----------
           Total liabilities                                                         232,752            179,047
                                                                                 -----------         ----------

Commitments and contingencies (Note 8)

Stockholders' equity (deficit):
Common Stock; par value $.10, 25,000,000 shares
 authorized, 10,810,193 shares issued and outstanding                                  1,081              1,081
Paid in capital                                                                       47,384             47,384
Accumulated deficit                                                                  (72,286)           (59,750)
                                                                                 -----------         ----------

           Total stockholders' equity (deficit)                                      (23,821)           (11,285)
                                                                                 -----------         ----------

           Total liabilities and stockholders' equity (deficit)                  $   208,931         $  167,762
                                                                                 -----------         ----------



        See accompanying notes to consolidated financial statements

                         DEGEORGE FINANCIAL CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)


                                                              Three Months Ended       Six Months Ended
                                                                   June 30,                 June 30,
                                                            ----------------------  -----------------------
                                                               1998         1997        1998         1997
                                                            ----------   ----------  ----------   ----------
Financial services income                                   $   4,330    $   3,541   $   8,250    $   4,819
                                                            ----------   ----------  ----------   ----------

Contract services:
   Contract revenue                                            17,627       18,833      28,267       32,358
   Materials and handling charges                             (11,222)     (11,420)    (16,662)     (20,757)
                                                            ----------   ----------  ----------   ----------
           Contract services income                             6,405        7,413      11,605       11,601
                                                            ----------   ----------  ----------   ----------

Construction services:
   Construction revenue                                         2,424        2,975       4,819        5,435
   Cost of construction                                        (2,109)      (2,666)     (4,224)      (4,619)
                                                            ----------   ----------  ----------   ----------
           Construction services income                           315          309         595          816
                                                            ----------   ----------  ----------   ----------

           Total income                                        11,050       11,263      20,450       17,236

Operating expenses:
   Selling                                                      7,798        3,380      13,205        7,275
   General and administrative                                   5,330        4,570      10,344        8,435
   Provision for credit losses                                  1,555          311       2,156          474
   Interest expense                                             3,512        2,387       6,439        4,192
   Other expense (income)                                         393          591         728          879
   Distribution center closing costs                                           819           -          819
                                                            ----------   ----------  ----------   ----------

(Loss) income from continuing operations
  before income taxes                                          (7,538)        (795)    (12,422)      (4,838)

   Income tax (provision) benefit                                  (5)           -         (11)           -
                                                            ----------   ----------  ----------   ----------

(Loss) income from continuing operations                       (7,543)        (795)    (12,433)      (4,838)

Discontinued operations-Patwil Homes, Inc.
  (Loss) income from operations                                   (82)         (57)       (103)        (111)
                                                            ----------   ----------  ----------   ----------

Net (loss) income                                           $  (7,625)   $    (852)  $ (12,536)   $  (4,949)
                                                            ----------   ----------  ----------   ----------
                                                            ----------   ----------  ----------   ----------

Basic and diluted (loss) earnings per common share:
   (Loss) income from continuing operations                 $   (0.70)   $   (0.07)  $   (1.15)   $   (0.45)
   (Loss) income from discontinued operations                   (0.01)       (0.01)      (0.01)       (0.01)
                                                            ----------   ----------  ----------   ----------
   Net (loss) income                                        $   (0.71)   $   (0.08)  $   (1.16)   $   (0.46)
                                                            ----------   ----------  ----------   ----------
                                                            ----------   ----------  ----------   ----------




           See accompanying notes to consolidated financial statements

                        DEGEORGE FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDING JUNE 30, 1998 AND 1997
                               ($ IN THOUSANDS)
                                 (Unaudited)

                                                                     1998          1997
                                                                 -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                $  (12,536)    $  (4,949)
                                                                 -----------    ----------
Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
     Depreciation and amortization                                      965         2,878
     Accretion of discount on collateralized borrowings               4,930         2,472
     Provision for credit losses                                      2,156           474
     Provision for sales promotions and incentives                    2,338           334
     Loss (gain) on sale of property, plant and equipment              (125)          101
     Loss (gain) from discontinued operations                           103           112
     Loss (gain) on sale of real estate owned                           440          (193)
     Gain on sale of loans                                             (219)         (221)
     Loans originated for sale                                      (18,428)      (14,488)
     Proceeds from sales of loans                                    17,638        14,709
   Decrease (increase) in other operating assets                     (5,231)       10,028
   (Decrease) increase in other operating liabilities                (1,534)      (18,846)
                                                                 -----------    ----------
       Total adjustments                                              3,033        (2,640)
                                                                 -----------    ----------
       Net cash (used in) provided by operating activities of:
          Continuing operations                                      (9,503)       (7,589)
          Discontinued operations                                       (22)          940
                                                                 -----------    ----------
       Net cash (used in) provided by operating activities           (9,525)       (6,649)
                                                                 -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales of property, plant and equipment               206         1,269
     Purchase of property, plant and equipment                       (3,757)         (996)
     Proceeds from sales of real estate owned                         1,871         1,574
     Net increase in notes                                          (34,147)      (40,340)
     Notes receivable repurchased                                    (5,159)       (1,671)
                                                                 -----------    ----------
    Net cash (used in) provided by investing activities             (40,986)      (40,164)
                                                                 -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from collateralized borrowings,
          net of discounting                                         86,290        45,328
     Repayments of collateralized borrowings                        (35,485)            -
     Principal payments on notes payable - other                       (529)         (191)
     Borrowings on notes payable - other                                 82           673
     Principal payments on capital leases                               (19)         (925)
                                                                 -----------    ----------
   Net cash provided by (used in) financing activities               50,339        44,885
                                                                 -----------    ----------
Net change in cash and cash equivalents                                (172)       (1,928)
Cash and cash equivalents - beginning of the period                   1,179         3,737
                                                                 -----------    ----------
Cash and cash equivalents - end of the period                    $    1,007     $   1,809
                                                                 -----------    ----------
                                                                 -----------    ----------


                    See accompanying notes to consolidated financial statements

                         DEGEORGE FINANCIAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998, the results of operations for the three months and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997 of the Company. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1997 Annual Report on Form 10-K.

     DeGeorge Financial Corporation (the "Company") is a holding company whose significant assets are its investment in its wholly owned operating subsidiaries DeGeorge Home Alliance, Inc. ("DeGeorge"), and its wholly owned subsidiary, DeGeorge Capital Corp. ("DeGeorge Capital"), DeGeorge Homes of Florida, Inc. ("DeGeorge/Florida"), DeGeorge Homes of New England, Inc. ("DeGeorge/New England") and DeGeorge Aviation, Inc. ("DeGeorge Aviation"). DeGeorge Capital, formerly Plymouth Capital Company, Inc., changed its name effective April 1, 1998. The combined assets, liabilities, earnings and equity of DeGeorge, DeGeorge Capital, DeGeorge/Florida, DeGeorge/New England and DeGeorge Aviation are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. Accordingly, separate financial statements and other disclosures concerning DeGeorge, DeGeorge Capital, DeGeorge/Florida, DeGeorge/New England and DeGeorge Aviation are not deemed to be material to investors. During the six months ended June 30, 1998, the Company continued the phase out of operations for its wholly owned subsidiary, Patwil Homes, Inc. ("Patwil Homes"). See "Note 9 - Discontinued Operations".

     The Company is currently dependent upon cash flow from the financing of construction loans for its working capital needs. Since April 1995, the Company has been transferring its construction loans to a mortgage financing company pursuant to the Construction Loan Purchase and Servicing Agreement (the "Construction Loan Agreement") under which the Company may, at its discretion and subject to certain criteria, transfer all of its construction loans. On June 1, 1997, certain provisions of the Construction Loan Agreement were amended (the "June 1997 Amendment"), including a reduction in the holdback deposit requirement from 12% to 8% and a change in the benchmark for computing the interest rate on its borrowings, from prime plus 1 1/2% to the three month London Interbank Offered Rate ("LIBOR") plus 3% (10% and 8.69%, respectively, at June 30, 1998), effectively reducing the interest rate on its borrowings 131 basis points at June 30, 1998. The June 1997 Amendment also extended the term of the Construction Loan Agreement to June 1, 1999. As of August 1, 1997, the Construction Loan Agreement was further amended to provide for transfer of construction loans for turnkey activities and an earlier transfer of core business construction loans involving customer land acquisition advances. On March 31, 1998, the Construction Loan Agreement was further amended to permit the Company to remit payoff funds that the Company receives in its capacity as servicer to the mortgage financing company within 15 days of receipt. Previously, the Company had an obligation to immediately remit such funds to the mortgage financing company, though in practice, the Company transferred such funds to the mortgage financing company on a lag basis, usually in connection with a further transfer of construction loans.

                         DEGEORGE FINANCIAL CORPORATION

                                  (UNAUDITED)


     Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 125"). Under FAS 125, the Company is accounting for the transfer of its notes receivable under the Construction Loan Agreement as a pledge of collateral in a borrowing arrangement for all transactions occurring after December 31, 1996. Prior to January 1, 1997, the Company accounted for the transfers of its receivables as sales. Although there is no difference in substance or form from sales of notes receivable that occurred prior to January 1, 1997 to those that were transferred after December 31, 1996, the transactions that occurred prior to 1997 retain their sale characteristics in the financial statements since FAS 125 prohibits retroactive application to transactions occurring before January 1, 1997. Thus, loans transferred prior to 1997 are not recognized as assets (or as pledged collateral) on the balance sheets of the Company, while loans transferred in 1997 and 1998 are so recognized.

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

                         DEGEORGE FINANCIAL CORPORATION

                                  (UNAUDITED)


     Certain reclassifications have been made to the financial statements for the three and six months ended June 30, 1997 to conform to the presentation for the three and six months ended June 30, 1998. These reclassifications had no effect on net loss.

NOTE 2 -- NOTES RECEIVABLE:

     Notes receivable at June 30, 1998 and December 31, 1997 are as follows (in thousands):

                                                     JUNE 30,     DECEMBER 31,
                                                       1998           1997
                                                     --------     -----------
Contractual value of notes receivable                $244,301       $166,662
Less:  unfunded contractual obligations               (81,669)       (37,034)
                                                     --------       --------
Less:                                                 162,632        129,628
  Allowance for sales promotions and incentives        (1,187)          (691)
  Allowance for estimated credit losses                (4,890)        (3,571)
  Deferred loan origination fees, net                  (1,770)        (1,185)
                                                     --------       --------
       Notes receivable, net                         $154,785       $124,181
                                                     --------       --------
                                                     --------       --------

     At June 30, 1998 and December 31, 1997, $165.9 million and $107.8 million, respectively, of the contractual value of notes receivable have been pledged as collateral under the Construction Loan Agreement. Loans transferred under the Construction Loan Agreement prior to January 1, 1997, the balance of which was $29.0 million and $61.1 million at June 30, 1998 and December 31, 1997, respectively, retained their sale characteristics and are not included in notes receivable.


NOTE 3 -- TRANSFER AND SERVICING OF NOTES RECEIVABLE:

     Under the Construction Loan Agreement, loans are transferred at face value, net of cost of funds discounting. The Construction Loan Agreement also provides for a deposit account, owned by the Company, for retention of a portion of the proceeds from the transfer of construction loans as security for credit losses. Deposits are reflected in the financial statements net of allowance for estimated credit losses representing the estimated impairment of the deposit in connection with the recourse provisions of the Construction Loan Agreement on construction loans transferred. The Company received interest income (reflected in financial services income) on deposit funds of $190,000 and $278,000 for the three months ended June 30, 1998 and 1997, respectively. For the respective six month periods in 1998 and 1997, interest income on deposit funds was $359,000 and $566,000, respectively.

     Funds retained under the holdback provision of the Construction Loan Agreement are presented as holdback reserve deposit on the balance sheet, net of estimated credit losses anticipated on construction loans sold, as follows (in thousands):

                                               JUNE 30,      DECEMBER 31,
                                                 1998           1997
                                               -------       -----------
Holdback                                       $14,457         $12,447
Allowance for estimated credit losses           (1,451)         (1,761)
                                               -------         -------
       Holdback reserve deposit, net           $13,006         $10,686
                                               -------         -------
                                               -------         -------

                         DEGEORGE FINANCIAL CORPORATION

                                  (UNAUDITED)


     As earlier described, transfers of loans under the Construction Loan Agreement subsequent to 1996 are considered financing arrangements and not loan sales. At June 30, 1998 and December 31, 1997, the balance of these collateralized borrowings is $158.9 million and $103.4 million, respectively, which is net of discount of $7.0 and $4.4 million, respectively. For the six months ended June 30, 1998 and 1997, $4.9 million and $2.5 million, respectively, of discount accretion is included in interest expense.

     Loans transferred prior to January 1, 1997 were treated as sales of notes receivable. At the time of their sale, the fair value of mortgage servicing rights was calculated based upon estimated service fees that the Company would expect to receive over the life of the loans sold, less incremental costs associated with servicing the loans. For the six months ended June 30, 1998 and 1997, service fee expense, which includes amortization of mortgage servicing rights, was $2.9 million and $6.6 million, respectively. Service fee expense is reflected in the financial statements as an offset to service fee income in financial services income.

NOTE 4 -- CONSTRUCTION PROJECTS IN PROCESS AND INVENTORY:

     Construction projects in process and inventory at June 30, 1998 and December 31, 1997, is as follows (in thousands):

                                                           JUNE 30,           DECEMBER 31,
                                                             1998                1997
                                                         -----------          ------------
Construction projects in progress and model homes           $8,007              $4,733
Raw materials inventory                                          -                  41
                                                            ------              ------
       Construction projects in process and inventory       $8,007              $4,774
                                                            ------              ------
                                                            ------              ------

NOTE 5 -- INCOME TAXES:

     Income tax provision (benefit) for the six months ended June 30, 1998 and 1997 differs from the amount of income tax determined by applying the applicable U.S. statutory federal tax rate of 34% to pre-tax (loss) income as a result of the following differences (in thousands):

                                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                                       JUNE 30,             JUNE 30,
                                                 -------------------  -------------------
                                                   1998       1997      1998       1997
                                                 --------   --------  --------   --------
Statutory U.S. tax rate                          $(2,568)   $   304   $(4,167)   $ 1,691
State taxes, net of federal income tax benefit      (449)        53      (726)       298
Effect of temporary differences                        -         (4)        -         (4)
Valuation allowance                                3,022       (353)    4,904     (1,985)
                                                 -------    -------   --------   -------
                                                 $     5    $     -   $    11    $     -
                                                 -------    -------   --------   -------
                                                 -------    -------   --------   -------

     The significant components of deferred income taxes at June 30, 1998 and December 31, 1997 are as follows (in thousands):

                         DEGEORGE FINANCIAL CORPORATION

                                  (UNAUDITED)


                                                         JUNE 30,         DECEMBER 31,
                                                           1998               1997
                                                      -----------         ------------
Deferred tax assets:
Credit and refinancing allowances                        $  2,133          $   2,179
Goodwill                                                    1,604              1,648
Net operating loss carryforward                            21,860             17,399
Other, net                                                    250               (283)
                                                         --------             -------
     Total gross deferred tax assets                       25,847             20,943
Less:  valuation allowance                                (25,847)           (20,943)
                                                         --------           --------
       Deferred income taxes                             $      -           $      -
                                                         --------           --------
                                                         --------           --------

     At June 30, 1998 and December 31, 1997, the Company has net operating loss carryforwards of $54.7 million and $43.5 million, respectively, which will fully expire by the year 2019.

NOTE 6 -- CONSOLIDATED STATEMENTS OF CASH FLOWS:

     Changes in other operating assets and liabilities in the Consolidated Statements of Cash Flows are as follows (in thousands):

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                               1998           1997
                                                                             --------       --------
(Increase) decrease in:
  Deferred loan origination fees                                             $    584       $     57
  Receivable from related parties                                                  79            (47)
  Construction projects in process and inventory                               (3,233)         3,088
  Prepaid expenses and other assets                                              (573)        (1,254)
  Holdback reserve deposit                                                     (2,320)         8,033
  Senior Bond collateral fund                                                     232            151
                                                                             --------       --------
        Total (increase) decrease in other operating assets                  $ (5,231)      $ 10,028
                                                                             --------       --------
                                                                             --------       --------

Decrease (increase) in:
  Accounts payable and accrued expenses                                      $   (733)      $  1,461
  Accrued construction costs and unearned
     income on sold notes receivable                                           (2,963)       (20,387)
  Customer deposits                                                               185             80
  Deferred income                                                               1,977              -
                                                                             --------       --------
      Total (decrease) increase in other operating liabilities               $ (1,534)      $(18,846)
                                                                             --------       --------
                                                                             --------       --------

  Supplemental disclosures of cash flow information:
    Interest paid                                                            $  7,517       $  6,785
    Income taxes paid (refunded), net                                        $    109       $     68

  Supplemental schedule of non-cash investing and financing activities:
    Transfer of notes receivable to REO                                      $  4,119       $  2,140
    Notes receivable originated from sale of REO                             $      -       $    375
    Capital leases incurred for acquisition of equipment                     $    138       $      -


                         DEGEORGE FINANCIAL CORPORATION

                                  (Unaudited)


NOTE 7 -- SUMMARIZED FINANCIAL INFORMATION:

     Summarized financial information of DeGeorge as of June 30, 1998 and December 31, 1997 and for the three and six months ended June 30, 1998 is as follows (in thousands):

                                                            JUNE 30,         DECEMBER 31,
                                                              1998               1997
                                                         --------------      ------------
Total assets                                                $208,090           $174,382
Total liabilities                                           $232,022           $178,137


     Total assets include intercompany receivables of $24.1 million and $24.0 million, respectively, at June 30, 1998 and December 31, 1997.

                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                JUNE 30,                            JUNE 30,
                                    ----------------------------------       ---------------------
                                        1998                1997              1998            1997
                                    ------------        ------------      ------------    ------------
Total income                        $  10,788             $ 11,536           $ 19,494       $ 17,610
Net (loss) income                   $  (7,378)            $   (700)          $(12,098)      $ (4,625)


NOTE 8 -- COMMITMENTS AND CONTINGENCIES:

     There has been no significant change in the status of lawsuits or commitments described in Note 13 to the Consolidated Financial Statements contained in the Company's 1997 Annual Report on Form 10-K, except for the lease of an office facility in Boca Raton, Florida that will house DeGeorge's expanding telemarketing operations. The term of the lease is ten years with a total minimum lease obligation of $6.6 million over the term of the lease.

NOTE 9 -- DISCONTINUED OPERATIONS:

     Summarized below are the assets of discontinued operations (in thousands):


                                                                        JUNE 30,        DECEMBER 31,
                                                                          1998              1997
                                                                       ----------       ------------
Cash                                                                   $    3             $    57
Notes receivable                                                           56                  52
Inventory                                                                  70                  80
Prepaid expenses and other assets                                          64                  71
Costs of uncompleted contracts in excess of related billings              340                 354
Assets held for sale, net                                                 446                 446
                                                                       ------             -------
       Assets of discontinued operations                               $  979             $1,060
                                                                       ------             -------
                                                                       ------             -------

     Condensed (loss) income from discontinued operations for the three months and six months ended June 30, 1998 is as follows (in thousands):

                         DEGEORGE FINANCIAL CORPORATION

                                  (Unaudited)



                                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    JUNE 30,                          JUNE 30,
                                                                1998          1997             1998          1997
                                                              --------      --------         --------      --------
Net revenues                                                  $    -        $    -           $    -        $  171
Cost of sales                                                      -           (13)               -          (163)
Selling, general and administrative expenses                     (82)          (45)            (103)         (120)
                                                              ------        ------           ------        ------
       Discontinued operations - (loss) income                $  (82)       $  (58)          $ (103)       $ (112)
                                                              ------        ------           ------        ------
                                                              ------        ------           ------        ------


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

     On April 29, 1998, the Company filed a Preliminary Proxy Statement with the Securities and Exchange Commission (the "SEC") in connection with a special meeting of the Company's stockholders to consider the approval and adoption of the Agreement and Plan of Merger dated as of January 29, 1998. On June 30, 1998, the Company filed a revised Preliminary Proxy Statement and response letter with the SEC pursuant to the SEC's comment letter dated June 10, 1998.

     The Company has received further comments from the SEC and is preparing responses. The Company expects to complete the merger during the third fiscal quarter of 1998.

     On June 16, 1998, DeGeorge entered into a lease agreement, effective
July 1, 1998, for 46,644 square feet of office space in Boca Raton, Florida. The term of the lease is ten years and the lease has a base rent in the first year of $396,000 plus applicable taxes with an annual increase of approximately 3% for each of the subsequent years. In addition to base rent, DeGeorge is liable for a pro-rata share of operating expenses ("overhead rent"). In the first year of the lease, overhead rent is expected to be $210,000 plus applicable taxes. The Company has been given a concession of free base rent for the first six months of the lease and one-half of base rent for months seven through eighteen. This facility will house DeGeorge's expanding telemarketing operations.


NOTE 11 -- SUBSEQUENT EVENTS:

     On July 17, 1998, DeGeorge Aviation sold its one-half interest in a jet aircraft for $1.45 million. The Company recognized a $4,000 gain on the sale.

                         DEGEORGE FINANCIAL CORPORATION

                                  (Unaudited)


     On July 16, 1998, DeGeorge Aviation contributed $5.5 million to PRD Aviation, LLC ("PRD Aviation") for a 50% ownership in PRD Aviation. Peter R. DeGeorge, Chairman and Chief Executive Officer of the Company is the Managing Member and 50% co-owner of PRD Aviation. On July 17, 1998, PRD Aviation purchased a jet aircraft for $10.8 million plus anticipated capital improvement costs of $200,000. The jet aircraft will be chartered to outside parties and will also be used by Company personnel when traveling on Company business. The Company pays the cost of operation (I.E., excluding the profit component of the external charter rate) for its actual use.

     Effective July 29, 1998, three former executives of the Company and their co-defendants settled the lawsuit that the Company had initiated against them in 1996. The defendants agreed to pay the Company a total of $1.35 million in damages over time, of which $1.2 million is payable by December 31, 1998. The Company reserved the right to reinstate the lawsuit if the payments due in 1998 are not paid as agreed. The separate lawsuits against certain former sales representatives of DeGeorge who left DeGeorge to join one of the corporate defendants in the above-described action are continuing and are in the discovery stage.

     On July 31, 1998, the Company filed a Notice of Termination on Form 15 with the SEC with respect to the common stock, par value $.10 per share, of the Company and the 12% Senior Notes due 2001 (the "Senior Notes") of DeGeorge. The Company expects the registration of these securities with the SEC to terminate ninety days after the filing. The effect of this termination is that the Company and DeGeorge are no longer required to file reports with the SEC, although they are still required to deliver similar reports to bondholders under the terms of the indenture governing the Senior Notes. Nonetheless, the Company has determined to voluntarily file this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion makes various comparisons relevant to the results of operations of the Company for the three and six months ended June 30, 1998 and 1997 with regard to continuing and discontinued operations. Discontinued operations relate to the phase out of operations for the Company's wholly owned subsidiary, Patwil Homes, which ceased new business activities in late 1995 and has since been executing a plan of liquidation. Except where noted, all references herein are to continuing operations.

CHANGES IN BUSINESS OPERATIONS, INCOME RECOGNITION AND PRESENTATION OF OPERATING RESULTS

     In April 1997, DeGeorge closed its distribution centers, which fundamentally changed its operations. Concurrently with the closing of its distribution centers, DeGeorge determined that recording contract services income ratably over the service period based on the ratio of services performed at the time of sale and thereafter to total services performed over the service period more closely matched DeGeorge's business operations. Accordingly, upon the closing of the construction loan, which is the confirmed point of sale for DeGeorge, 60% of the related contract service income is recognized with the balance of unearned contract services income recognized ratably over the following ten month period. For contracts with shipments prior to April 1997, contract revenue and materials charges were recognized based on the ratio of individual shipments of materials to total shipments of materials.

     Effective January 1, 1997, the Company adopted FAS 125 under which the Company began accounting for the transfer of its notes receivable under the Construction Loan Agreement as a pledge of collateral in a borrowing arrangement for all transactions occurring after December 31, 1996 (see "Liquidity and Capital Resources" below). Prior to January 1, 1997, the Company had treated the transfer of its receivables as sales. Thus, transactions occurring prior to 1997 are not reflected as assets (or as pledged collateral) on the balance sheets of the Company for the dates presented while transactions occurring after 1996 are so reflected. For periods subsequent to the adoption of FAS 125, financial services income reflects interest charged to customers on construction loans transferred pursuant to the Construction Loan Agreement after December 31, 1996 without offset for related interest expense. The cost of funds on post-1996 notes receivable transferred is included in interest expense. For loans underwritten prior to 1997, servicing income continues to be reflected net of servicing expense in financial services income. Interest income on deposits, previously reflected in other (income) expense, has been reclassified to financial services income for all periods presented. Other than recasting the presentation of results of operations to reflect current business operations, no restatement of results of operations for prior periods has been made.

RESULTS OF OPERATIONS

NET INCOME (LOSS)

     The Company reported a net loss of $7.6 million for the quarter ended June 30, 1998, or $0.71 per share, as compared to a net loss of $900,000, or $0.08 per share, for the similar period in 1997. Net loss for the six months ended June 30, 1998 was $12.5 million, or $1.16 per share as compared to a net loss of $4.9 million, or $0.46 per share, for the similar period in 1997. Net loss for the respective periods includes $100,000, or $0.01 per share, of loss from discontinued operations for both 1998 and 1997. Per share amounts are based on 10.8 million weighted average shares outstanding for each period. Basic and diluted per share amounts are equal for all periods because the effect of common stock equivalents was anti-dilutive.

FINANCIAL SERVICES INCOME

     Financial services income is comprised principally of interest charged to customers on construction loans, net loan servicing income, loan origination fees and customer insurance placement fees. During the second quarter of 1998, financial services income increased to $4.3 million from $3.5 million in the similar period in 1997, an increase of $800,000. The key component of this increase ($2.3 million) relates to the change in presentation of interest earnings from customers under construction loans that were transferred after December 31, 1996, as earlier described. Fees earned on mortgage origination activities also increased during the quarter, up $200,000 over the second quarter of 1997. Increases in financial services income were offset by a reduction of $800,000 in service fees collected on accounts sold pursuant to the Construction Loan Agreement prior to January 1, 1997, a decrease of $800,000 of interest income on customer accounts in the Company's portfolio of notes receivable and a decrease of $100,000 in interest earnings on reduced reserves held pursuant to the Construction Loan Agreement (see "Liquidity and Capital Resources" below).

     For the six months ended June 30, 1998, financial services income increased to $8.2 million from $4.8 million, an increase of $3.4 million over the same period in 1997. Of this net increase, $4.6 million relates to the change in presentation of interest earnings as described above. Other components of the six month increase include an additional $700,000 and $100,000 of fees earned on mortgage origination activities and customer insurance placement fees, respectively. Year-to-date increases in financial services income were offset by a reduction of $1.2 million in service fees collected on accounts sold pursuant to the Construction Loan Agreement prior to January 1, 1997, a decrease of $600,000 of interest income on customer accounts in the Company's portfolio of notes receivable and a decrease of $200,000 in interest earnings on reduced reserves held pursuant to the Construction Loan Agreement.

CONTRACT SERVICES INCOME

     Contract services income, as described above, represents the income realized on DeGeorge's core business support activities. Contract services income was $17.6 million for second quarter of 1998 as compared to $18.8 million for the similar period in 1997, a decrease of $1.2 million, or 6.4%. Although contract services income decreased during the second quarter, loan closings increased to 390 in 1998 as compared to 292 in 1997, an increase of 98, or 33.6%. The decrease in contract services income reflects the effect of the change in the method of recording contract services income, which occurred during the second quarter of 1997. During this 1997 period, contract services income for contracts executed prior to the closing of the distribution centers was recorded based on the ratio of individual shipments of materials to total shipments while contract services income for contracts fulfilled after the closing of the distribution centers was recorded ratably over the service period. Due to the accelerated pace of vacating the distribution facilities and the typical second quarter increase in shipping volume characteristic of activity in cold-weather states, shipments were up during the 1997 second quarter, which contributed to an increase in contract services income in 1997. The impact of this activity and change is also reflected in contract services income for the comparative six month periods ending June 30, 1998 and 1997, which aggregated $11.6 million for both periods even though loan closings were up 34.1% in 1998, to 660 from 492 in the same period in 1997. The increase in loan closings during the three and six month periods ending June 30, 1998 is due to the increase in backlog (i.e., the inventory of active loan applications in process) at March 31, 1998 and December 31, 1997.

     Loan applications received during the second quarter of 1998 increased 80.6%, to 1,403 from 777 in the second quarter of 1997. For the six months ended June 30, 1998, total loan applications received were up 67.1%, to 2,306 from 1,380 in the similar period in 1997. At June 30, 1998, DeGeorge had 949 loan applications in active processing as compared to 388 at June 30, 1997, an increase of 561, or 144.6%. Backlog at June 30, 1998 includes 440 preliminary credit-approved loan applications for which customers had also identified their building site as compared to 192 similar loan applications at June 30, 1997, an increase of 129.2%. Backlog also includes 509 and 196 loan applications at June 30, 1998 and 1997, respectively, which were in early stages of processing, an increase of 159.7%.

     Materials and handling charges relating to contract services reflect the cost of materials that DeGeorge provides to customers and arranges to have delivered to customers' construction sites, and for periods prior to the second quarter of 1997, also includes distribution center warehousing and truck fleet costs. During the second quarter of 1997, materials and handling charges includes a $1.0 million charge relating to the disposal of inventory in connection with the accelerated closing of the distribution centers.

     For marketing purposes, DeGeorge may offer sales promotions to customers at the time of sale, typically consisting of free interest for the first several months or merchandise (such as appliances). Contract revenue is reported net of promotions.

CONSTRUCTION SERVICES INCOME

     Construction services income aggregates the results of operations for the turnkey homebuilding activities of DeGeorge/Florida and DeGeorge/New England as well as sales to American Indian and non-profit groups. Construction services income was $300,000 in the each of the quarters ending June 30, 1998 and 1997 on essentially the same volume of activity. For the six months ended June 30, 1998, construction services income was $600,000 as compared to $800,000 in the comparable period in 1997, a decrease of $200,000. The decrease in construction services income for the comparative six month periods is primarily attributable to reduced first quarter 1998 construction activity and associated margin on community service sales.

SELLING EXPENSES

     Selling expenses increased by $4.4 million during the second quarter of 1998, to $7.8 million from $3.4 million in 1997. For the six months ended June 30, 1998, selling expenses increased by $6.0 million, to $13.2 million from $7.3 million in the same period in 1997. The substantial increases in selling expenses for the three and six months ended June 30, 1998 are primarily attributable to an increase of $2.6 million for both periods in direct response and advertising costs, of which $800,000 pertains to the expensing of prepaid infomercial production costs at time of first airing that were included in prepaid expenses and other assets as of March 31, 1998. Other components of the three and six month increases in selling expenses include, respectively, $700,000 and $1.6 million of staffing and other costs relating to branch sales offices established in the latter part of 1997; $700,000 and $1.3 million of compensation paid to sales representatives in connection with expanding direct marketing operations that were in the early stage of development in the second quarter of 1997; and $300,000 and $500,000 of increased wages relating to additional sales management staff required to direct expanding sales activities. During the second quarter of 1998, the increase in selling expenses also includes $200,000 of additional commissions to sales representatives on increased sales activity.

     At June 30, 1998 and 1997, DeGeorge had 404 and 187 field sales representatives, respectively. In addition, the Company had 63 and 15 telemarketing representatives in its direct marketing operations at June 30, 1998 and 1997, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were $5.3 million for the quarter ended June 30, 1998 as compared to $4.6 million for the similar period in 1997, an increase of $700,000. For the six months ended June 30, 1998 and 1997, general and administrative expenses totaled $10.3 million and $8.4 million, respectively, an increase of $1.9 million. The second quarter and six month increases in general and administrative expenses were, respectively, principally attributable to $300,000 and $900,000 of staffing, depreciation and facilities charges associated with expanded operations at the Company's headquarters that replace services previously provided at DeGeorge's distribution centers, which were closed in the second quarter of 1997. Other components of the three and six month increases include $100,000 and $300,000 of costs relating to increased staffing for improvements in processing and information technology and $300,000 and $500,000 in professional fees, primarily attributable to the pending merger proposal. In addition, for the comparative six months ended June 30, 1998 and 1997, property and franchise taxes and travel relating to the development of branch offices each increased by $100,000.

PROVISION FOR CREDIT LOSSES

     During the three and six months ended June 30, 1998, the Company recorded a provision for credit losses of $1.5 million and $2.2 million as compared to $300,000 and $500,000 for the similar periods in 1997, respectively. The provision for credit losses reflects the replenishment to the allowance for credit losses based on management's estimate of the potential impairment of notes receivable after taking into account specific charges to the allowance during the period.

     For the six month period ended June 30, 1998, the provision for credit losses as a percentage of the total opening customer account balances for all loans serviced by the Company was 2.6% (annualized) as compared to 2.5% for fiscal 1997, on aggregate 1998 and 1997 opening balances of $167.1 million and $173.1 million, respectively.

INTEREST EXPENSE

     Interest expense for the quarter and six months ended June 30, 1998 increased by $1.1 million and $2.3 million, respectively, all of which is directly attributable to the change in the method of accounting for the transfer of notes receivable under the Construction Loan Agreement pursuant to the Company's adoption of FAS 125 on a prospective basis, effective January 1, 1997 (see "Changes in Business Operations, Income Recognition and Presentation of Operating Results" above). Other principal components of interest expense for the three and six month periods ending June 30, 1998 include $1.3 million and $2.7 million, respectively, of interest paid on $44.5 million of outstanding 12% Senior Notes due 2001 of DeGeorge and $100,000 of related amortization of debt issuance costs.

OTHER (INCOME) EXPENSE

     Other expense for the three and six months ended June 30, 1998 was $400,000 and $700,000 as compared to $600,000 and $900,000 for the same periods in 1997. The decrease in the second quarter of 1998 is attributable to a $200,000 non-recurring charge incurred in the second quarter of 1997 for customer accommodations relating to the conversion to local purchase. The decrease of $200,000 for the comparative six month periods is comprised of a gain of $200,000 from the sale of fixed assets recorded in the 1998 period and $300,000 of non-recurring 1997 customer accommodations relating to the conversion to local purchase, offset by an increase of $300,000 in maintenance and write-down costs in connection with the servicing of real estate owned.

INCOME TAXES

     The Company provides for the recognition of deferred tax assets and liabilities based on expected future tax consequences of events that have been recognized in the Company's financial statements. As of December 31, 1997, the Company had accumulated a gross deferred tax asset of $20.9 million, against which the Company recorded a full valuation allowance. During the first six months of 1998, the net loss for tax purposes and changes in temporary differences caused an increase in the gross deferred tax asset to $25.8 million, against which a full valuation allowance has also been recorded.

     For federal income tax purposes, the Company had net operating loss carryovers of $54.7 million at June 30, 1998, which will fully expire by the year 2019.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, cash and cash equivalents were $1.0 million as compared to $1.2 million at December 31, 1997.

     Since April 1995, the Company has been transferring its construction loans to a mortgage financing company pursuant to the Construction Loan Agreement, under which the Company may, at its discretion and subject to certain criteria, transfer all of its construction loans. The June 1997 Amendment provided for a reduction in the holdback deposit requirement from 12% to 8% (resulting in the return of $7.5 million of deposits to the Company in June 1997) and a change in the benchmark for computing the interest rate on its borrowings, from prime plus 1 1/2% to the three month London Interbank Offered Rate ("LIBOR") plus 3% (10% and 8.69%, respectively, at June 30,
1998), effectively reducing the interest rate on the Company's borrowings 131 basis points at June 30, 1998. The June 1997 Amendment also extended the term of the Construction Loan Agreement to June 1, 1999. As of August 1, 1997, the Construction Loan Agreement was further amended to provide for transfer of construction loans for turnkey activities and an earlier transfer of core business construction loans involving customer land acquisition advances. On March 31, 1998, the Construction Loan Agreement was further amended to permit the Company to remit payoff funds that the Company receives in its capacity as servicer to the mortgage financing company within 15 days of receipt. While the Company gains a "float" on such funds, which the Company uses to finance its operations, the Company is still required to pay interest on such funds through the date of remittance. Previously, the Company had an obligation to immediately remit such funds to the mortgage financing company, though in practice, the Company transferred such funds to the mortgage financing company on a lag basis, usually in connection with a further transfer of construction loans.

     Under the Construction Loan Agreement, loans are transferred at face value, net of cost of funds discounting. The Construction Loan Agreement also provides for a deposit account, owned by the Company, for retention of a portion of the proceeds from the transfer of construction loans as security for credit losses. The balance of deposits at June 30, 1998 and December 31, 1997 was $14.5 million and $12.4 million, respectively. Deposits are presented in the financial statements net of allowance for estimated credit losses ($1.5 million and $1.7 million at June 30, 1998 and December 31, 1997, respectively) on construction loans transferred.

     During the three months ended June 30, 1998, the Company transferred $52.4 million, net face value ($54.4 million gross transfers less $2.0 million of repurchased accounts), of construction loans pursuant to the Construction Loan Agreement. Net proceeds to the Company for the second quarter of 1998 were $45.8 million, after discounting of $4.4 million and deposits of $2.2 million. For the six months ended June 30, 1998, the Company transferred $88.6 million, net face value ($93.8 million gross transfers less $5.2 million of repurchased accounts), of construction loans pursuant to the Construction Loan Agreement. Net proceeds to the Company for the six months ended June 30, 1998 were $79.1 million, after discounting of $7.5 million and deposits of $2.0 million.

     As of June 30, 1998, the Company was servicing $29.0 million, face value, of previously transferred construction loans. Collateralized borrowings at June 30, 1998 of $165.9 million represent financing transactions occurring after December 31, 1996, which are reported in the financial statements net of prepaid interest of $7.0 million, or $158.9 million. As of December
31, 1997, the Company was servicing $61.1 million, face value, of previously transferred construction loans.

     The Company is currently dependent upon cash flow from the financing of construction loans under the Construction Loan Agreement for its working capital needs. At June 30, 1998, the Company was committed to fund expenditures relating to contractual obligations with customers of $83.1 million. In addition, debt service requirements relating to the 12% Senior Notes, notes payable and capital leases are expected to be $2.8 million for the balance of fiscal 1998. The Company's available balance of notes receivable and inventory of loan applications staged for loan closing at June 30, 1998 exceeded the Company's cash flow needs at that date and the Company believes that a majority of its notes receivable will be eligible for financing under the terms of the Construction Loan Agreement. The Company also believes it will generate sufficient new notes receivable for financing under the Construction Loan Agreement to meet its anticipated cash needs.

     The Company has invested $4.3 million in its corporate facility, which is subject to a mortgage, the balance of which was $500,000 at June 30, 1998. In June 1997, the Company began construction of a second facility adjacent to its corporate offices. The cost of completion for the second facility, including furniture and fixtures, is expected to be $5.3 million of which $4.5 million had been disbursed as of June 30, 1998. The Company believes that the mortgaging of these and other real estate holdings would provide a significant source of working capital. Additional sources of cash available to the Company include the sale of certain other assets and the further disposition of remaining assets of discontinued operations. The Company believes that the proceeds from these asset sales would be reflective of their carrying value.

     During the six months ended June 30, 1998, DeGeorge/Florida invested $2.5 million in residential building lots that are being held for current development. The Company believes that these lots could be sold at their carrying value.

TERMINATION OF REGISTRATION OF SECURITIES

     On July 31, 1998, the Company filed a Notice of Termination on Form
15 with the SEC with respect to the common stock, par value $.10 per share, of the Company and the 12% Senior Notes due 2001 (the "Senior Notes") of DeGeorge. The Company expects the registration of these securities with the SEC to terminate ninety days after the filing. The effect of this termination is that the Company and DeGeorge will no longer be required to file reports with the SEC, although they would be required to deliver similar reports to bondholders under the terms of the indenture governing the Senior Notes.

SETTLEMENT OF LITIGATION

     Effective July 29, 1998, three former executives of the Company and their co-defendants settled the lawsuit which the Company had initiated against them in 1996. The defendants agreed to pay the Company a total of $1.35 million in damages over time, of which $1.2 million is payable by December 31, 1998. The Company reserved the right to reinstate the lawsuit if the payments due in 1998 are not paid as agreed.

     The separate lawsuits against certain former sales representatives of DeGeorge who left DeGeorge to join one of the corporate defendants in the above-described action are continuing and are in the discovery stage.

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

     The formal plan was implemented in the fourth quarter of 1997 and is expected to be completed by July 1999. Items were prioritized and scheduled for completion based on the date that management estimated any impact could adversely affect Company operations. All software that would have created a potential impact on fiscal year 1998 was modified by December 31, 1997, without incident. As of June 1998, more than half of the programming scheduled to be finished during 1998 has been completed.

     All purchased hardware, software and electronic devices will be certified as Year 2000 compliant by the manufacturer or replaced before any potential impact to Company operations can occur. The Company has very few electronic external interfaces. In each such instance, the external resource will be required to certify they are Year 2000 compliant.

     The approximate cost of this project to date is $77,000, which principally reflects employee wages and benefits. For the full period of implementation of this plan, the Company estimates that the total cost of this initiative will be $500,000.

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



                                               DEGEORGE FINANCIAL CORPORATION
                                               (Registrant)


Dated:  August 14, 1998


                                               By:  /s/  SALVATORE A. BUCCI
                                                  -----------------------------
                                                      Salvatore A. Bucci
                                                      Senior Vice President and
                                                        Chief Financial Officer